Form 10-K
period 2012-01-30
CKE RESTAURANTS INC
filed 2012-04-11
CIK 919628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No   ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is zero. There is currently no established public trading market for the registrant’s equity securities. The number of outstanding shares of the registrant’s common stock was 100 shares as of April 6, 2012.

Documents Incorporated by Reference

In accordance with Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the end of the registrant’s fiscal year, which ended on January 30, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 30, 2012

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

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31 (e.g., the fiscal year ended January 30, 2012, is referred to as fiscal 2012 or the fiscal year ended January 31, 2012). References made to our fiscal year ended January 31, 2011, or fiscal 2011, refer to the Predecessor twenty-four weeks ended July 12, 2010 and the Successor twenty-nine weeks ended January 31, 2011. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Our fiscal year ended January 31, 2011, contains 53 weeks, whereby the one additional week is included in our fourth quarter. All dollar amounts presented in this Annual Report on Form 10-K (“Annual Report”) are in thousands, except per share amounts, unless otherwise noted.

An amendment to this Annual Report to include the information required by Part III of Form 10-K will be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of fiscal 2012.

Forward-Looking Statements

This Annual Report includes statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in food, packaging and supply costs; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees’ willingness to participate in our strategy; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media’s reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including healthcare related costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the potentially conflicting interests of our sole stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed under the caption “Risk Factors” in Item 1A of this Annual Report and in our other filings with the SEC.

Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that may affect our future plans and developments, financial goals, operating performance, and the value of our securities. As a result of these and other factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the impact may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

The forward looking statements in this Annual Report speak only as of the date of this Annual Report. We expressly disclaim any obligation to publicly update or revise any forward looking statement, whether to conform such statement to actual results or as a result of changes in our opinions or expectations, new information, future events or otherwise, in each case except as required by law.

ITEM 1. BUSINESS

Company Overview

We own, operate and/or franchise 3,243 quick-service restaurants (“QSR”), primarily under the brand names Carl’s Jr.® and Hardee’s®, both of which offer innovative, premium products intended to appeal to our target audience of “young, hungry guys.” Our focus on this customer type is enhanced through edgy, breakthrough advertising; high visibility sports sponsorships in major markets; a creative internet presence; and a menu anchored by a variety of big, juicy charbroiled hamburgers. According to the August 2011 issue of QSR magazine, our Hardee’s and Carl’s Jr. chains are the seventh and eighth largest burger chains in the United States, respectively, based on U.S. system-wide sales. As of January 31, 2012, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	469	—	892
Domestic franchised	693	1,226	9	1,928
International franchised	197	226	—	423

Total	1,313	1,921	9	3,243

Carl’s Jr.

The first Carl’s Jr. restaurant was opened by Carl N. Karcher in 1956. Our Carl’s Jr. restaurants, which are located predominantly in the Western United States, offer superior quality food at reasonable prices and emphasize attentive customer service to create an enjoyable QSR dining experience. Carl’s Jr. utilizes cutting edge commercials to promote big, juicy burgers and other premium products to young, hungry guys. Carl’s Jr. is a well-recognized brand that has operated profitably in each of the past fourteen fiscal years. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 83% of Carl’s Jr. company-operated restaurants revenue coming from the lunch and dinner portion of its business in fiscal 2012. As of January 31, 2012, 258 of our 423 company-operated Carl’s Jr. restaurants were dual-branded with our Green Burrito® Mexican inspired concept. These dual-branded Carl’s Jr. restaurants typically have both higher sales and profits. The average unit volume (“AUV”) at our company-operated Carl’s Jr. restaurants has grown from approximately $1,078 for fiscal 2001 to $1,411 for fiscal 2012. Carl’s Jr. is currently focused on growing same-store sales and executing its system-wide remodel plans. During the last seven years, we and our domestic franchisees have remodeled or developed 384 company-operated restaurants and 449 franchised restaurants.

Carl’s Jr. focuses on selling its signature products, such as the Western Bacon Cheeseburger® and a full line of Six Dollar Burgers™, and on developing innovative and exciting premium products, such as the Steakhouse Six Dollar Burger™, Hand-Breaded Chicken Tenders™ and its line of Charbroiled Turkey Burgers. In recent years, Carl’s Jr. has introduced several healthier menu items including indulgent warm grilled chicken salads, low carb options and its line of Charbroiled Turkey Burgers. Additionally, Carl’s Jr. launched the roll-out of Hardee’s Made From Scratch Biscuits™ in the Los Angeles market in fiscal 2012 after successfully completing the launch of this premium breakfast product in selected other markets. Carl’s Jr. has plans to roll-out Hardee’s Made From Scratch Biscuits in additional markets in fiscal 2013. The brand’s growth in recent years has come from the development of new domestic and international franchised restaurants by its strong franchise community, new company-operated restaurants and dual-branding opportunities. Carl’s Jr. sponsors a number of professional sports teams in its major markets, including the National Basketball Association’s (“NBA”) Los Angeles Lakers and Sacramento Kings, Major League Baseball’s (“MLB”) Los Angeles Dodgers, and the National Hockey League’s (“NHL”) Los Angeles Kings.

Hardee’s

The first Hardee’s restaurant was opened by Wilbur Hardee in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s utilizes cutting edge marketing and advertising campaigns to promote our premium burgers and breakfast items, in addition to emphasizing the value-for-the money of our menu items. Hardee’s lunch and dinner menu is anchored by its premium quality line of 1/4- to 2/3-lb. 100% Black Angus beef Thickburgers™, which are complemented with best-in-class charbroiled and crispy chicken sandwiches. Historically, Hardee’s has also been known as the best choice for breakfast in the QSR industry, with approximately 48% of fiscal 2012 company-operated restaurants revenue coming from breakfast. Hardee’s breakfast menu can attribute much of its success to the industry-first Made From Scratch™ buttermilk biscuits and biscuit breakfast sandwiches.

There are several key initiatives and areas of focus at Hardee’s. The brand’s emphasis on superior customer service coupled with its balanced menu gives Hardee’s an ideal opportunity to build sales during all meal occasions. While we believe the greatest opportunity for the brand is building the lunch and dinner day parts at our existing restaurants, we expect to gradually increase the number of new restaurants built and will continue to dual-brand with our Red Burrito® Mexican inspired concept. As of January 31, 2012, 219 of our 469 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Hardee’s is currently focusing on growing AUV and executing its system-wide remodel plans. The key driver in improving Hardee’s profitability is increasing sales. The AUV at our company-operated Hardee’s restaurants has grown from approximately $715 for fiscal 2001 to $1,117 for fiscal 2012. Domestic franchise-operated AUV was approximately $1,059 for fiscal 2012, up from $1,013 at the end of fiscal 2011 and $976 for fiscal 2010. During the last seven years, we and our domestic franchisees have remodeled or developed 424 company-operated restaurants and 701 franchised restaurants.

Hardee’s is a well-recognized brand focused on selling its signature products, such as its line of 100% Black Angus beef Thickburgers and Made From Scratch buttermilk biscuits, and on developing inventive and exciting premium products, such as the Steakhouse Thickburger®, Hand-Breaded Chicken Tenders™, the Fried Bologna Biscuit, the Monster Biscuit® and its line of Charbroiled Turkey Burgers. Hardee’s sponsors a number of professional sports teams in its major markets, including the NBA’s Indiana Pacers, MLB’s St. Louis Cardinals, and the NHL’s Nashville Predators and St. Louis Blues.

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

Recent Developments

Purchase and Redemption of Senior Secured Second Lien Notes

During fiscal 2012, we extinguished through redemptions and an open market purchase a total of $67,878 of the principal amount of the Notes for cash payments of $69,685, plus $1,264 of accrued and unpaid interest. We recognized a loss of $4,188 on the early extinguishment of the Notes during fiscal 2012. Subsequent to the redemptions and purchase of the Notes, and as of January 31, 2012, the principal amount of the Notes outstanding was $532,122.

Sale-Leaseback Transactions

During fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 47 restaurant properties generating proceeds of $67,454. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. In connection with these transactions, we incurred closing costs and other fees of $3,872, which have been recorded as deferred financing costs and will be amortized to interest expense over the initial minimum lease term.

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, Parent issued $200,000 aggregate principal amount of 10.50%/11.25% senior unsecured PIK toggle notes due March 14, 2016 (“Parent Notes”). The net proceeds, after the payment of offering expenses, were distributed to the corporate parent of Parent. We have not guaranteed the Parent Notes nor have we pledged any of our assets or stock as collateral for the Parent Notes. Subsequent to issuance, and during fiscal 2012, we purchased $9,948 principal amount of Parent Notes for $8,362.

Business Strategy

Our business strategy focuses on strengthening our competitive position, increasing our restaurant base, growing same-store sales, enhancing profitability of both the Carl’s Jr. and Hardee’s concepts, differentiating our Carl’s Jr. and Hardee’s brands from the brands of our competitors and improving returns on invested capital. Despite continued economic challenges, we have remained focused on maintaining our premium quality brands and have resisted the deep-discounting trend followed by many of our competitors. Instead, we have developed and implemented a long-term strategy that includes the following elements:

•

Growing our restaurant base through increasing development of new franchised restaurants in both new and existing markets in the U.S., increasing franchised restaurants internationally for both Carl’s Jr. and Hardee’s, and opening new company-operated Carl’s Jr. and Hardee’s restaurants in our existing core markets and certain new markets;

•

Continuing innovation of new products, such as development and promotion of distinctive, premium-quality, great tasting products such as the Carl’s Jr. line of 100% Black Angus beef Six Dollar Burgers and Hand-Scooped Ice Cream Shakes and Malts™; Hardee’s line of 100% Black Angus beef Thickburgers, and Made From Scratch breakfast biscuits; and Carl’s Jr. and Hardee’s line of Charbroiled Turkey Burgers and Hand-Breaded Chicken products;

•	Emphasizing and capitalizing on our unique brand positioning through cutting-edge and attention-grabbing advertising in order to increase our market share;

•	Utilizing digital marketing, including social media and mobile channels, to increase overall brand awareness and drive traffic into our restaurants;

•	Increasing customer awareness of existing healthy menu choices and developing new healthy products such as the line of Charbroiled Turkey Burgers and Carl’s Jr. line of premium entrée salads;

•	Capitalizing on dual-branding opportunities available with our Green Burrito and Red Burrito concepts;

•	Remaining focused on core restaurant fundamentals of quality, service and cleanliness; and

•	Remodeling existing company-operated and franchised Carl’s Jr. and Hardee’s restaurants to improve customer perception of our brands.

Franchise Strategy

Growing our franchise base is a strategic priority as it provides a more stable, capital efficient income stream. Royalties are insulated from fluctuations in store-level costs and profitability and do not require incremental capital expenditures. Franchising also expands the brands’ marketing reach as franchisees are required to contribute to advertising both nationally and locally. Our franchise strategy depends on our franchisees’ active involvement in and management of restaurant operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements.

Carl’s Jr.

Franchise agreements with domestic Carl’s Jr. franchisees, which operate restaurants predominantly in the Western United States, generally provide for the payment of franchise fees plus continuing royalty and advertising fees to us based upon a percentage of gross sales (typically 4% for royalties and 5% to 6% for advertising). As of January 31, 2012, our domestic Carl’s Jr. franchisees operated 693 Carl’s Jr. restaurants, or approximately 53% of the Carl’s Jr. system. The Carl’s Jr. franchise community is actively developing new restaurants and remodeling existing restaurants across the Carl’s Jr. system. Our domestic franchisees have remodeled or developed 449 Carl’s Jr. restaurants during the last seven years. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 32 franchisees owning ten or more restaurants.

Hardee’s

Franchise agreements with domestic Hardee’s franchisees, which operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for the payment of franchise fees and royalty fees to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (typically 4% for royalties and 4% to 6% for advertising). As of January 31, 2012, our domestic Hardee’s franchisees operated 1,226 Hardee’s restaurants, or approximately 64% of the Hardee’s system. The Hardee’s franchise community opened 16 domestic restaurants during fiscal 2012, and is actively engaged in our restaurant remodel program. Our domestic franchisees have remodeled or developed 701 Hardee’s restaurants during the last seven years. The majority of our Hardee’s franchisees own more than one restaurant, with 30 franchisees owning ten or more restaurants.

International

International franchisee development is an integral part of our growth strategy. Our international expansion efforts focus on penetrating existing markets while targeting new markets that have been identified as part of our strategic planning process. During fiscal 2012, we, through our franchisees, opened restaurants in seven new countries and opened a total of 72 international restaurants. As of January 31, 2012, Carl’s Jr. international franchisees operated a total of 197 restaurants in 14 countries and Hardee’s international franchisees operated a total of 226 restaurants in 11 countries. As of January 31, 2012, Carl’s Jr. international franchised restaurants operated in American Samoa, Canada, China, Costa Rica, Ecuador, Indonesia, Malaysia, Mexico, New Zealand, Panama, the Russian Federation, Singapore, Turkey and Vietnam and Hardee’s international franchised restaurants were concentrated in the Middle East in the countries of Bahrain, Egypt, Jordan, Kazakhstan, Kuwait, Lebanon, Oman, Pakistan, Qatar, Saudi Arabia, and the United Arab Emirates.

Development Agreements

Area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time. Our franchise strategy is designed to accelerate the development of our restaurant chains and reduce the total capital we need to invest in order to develop our brands. As of January 31, 2012, we had 78 franchise development agreements representing commitments to build over 800 restaurants (63% of which were obtained in the last three years), of which approximately 52% will be domestic restaurants and 48% will be international restaurants. Domestically, we continue to focus on developing certain target markets, such as Texas, and enter into development agreements with new and existing franchisees to assist in the build-out of these markets. Internationally, we continue to build on our strong franchise restaurant base in the Middle East and Mexico, while also targeting new development activity in Southeast Asia, Australasia, Canada, China, Central America and South America.

Restaurant Development and Capital Spending

When developing our capital spending plan for new company-operated restaurants and existing company-operated restaurant remodels, we consider many factors including analysis of the optimization of our asset base, expected return on invested capital and restaurant profitability. Based on our current capital spending projections for fiscal 2013, we expect capital expenditures to be between $60,000 and $70,000.

We perform extensive due diligence on prospective restaurant sites before we commit to opening or permitting a franchisee to open a restaurant at a location. We intend to continue to penetrate existing markets, while exploring new market opportunities as they arise. In fiscal 2012, our franchisees opened 113 new restaurants and we opened 5 new company-operated restaurants. Over the past several years, we have redesigned our restaurant prototypes at both Carl’s Jr. and Hardee’s to reduce the building costs for new restaurants. The cost to develop a new Carl’s Jr. or Hardee’s restaurant, excluding land value, generally ranges from $950 to $1,300. The cost of building a new restaurant varies based upon a number of factors, including the building specifications, amount of site work, local and state regulations, and labor markets.

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

Our commitment to quality in both our products and operations is supported by a variety of training programs. A general manager oversees the operation of each company-operated Carl’s Jr. and Hardee’s restaurant. Our general managers are required to complete a comprehensive training course which covers restaurant operations, product quality, safety awareness, inter-personal skills and food safety. These training programs include a combination of instructor-led classroom training and in-restaurant, hands-on experience in a certified training restaurant.

We have a Learning Management System (“LMS”), which is a web-based tool that enables us to deliver and track learning and training throughout the organization. The benefits of LMS include consistent delivery of training, an audit trail for compliance, a culture of recognition and accountability, and talent management to develop management from within. The LMS training kiosks are fully integrated in all company-operated restaurants, and LMS is available to all franchise-operated restaurants for a small monthly service fee.

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

Excluding fresh baked buns, we purchase substantially all of the food, packaging and supplies sold or used in our Carl’s Jr. and Hardee’s restaurants from Meadowbrook Meat Company, Inc. (“MBM”). During fiscal 2011, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017. The prices and delivery fees we pay for products distributed by MBM are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in MBM’s cost structure.

The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, dairy, cheese, produce, wheat flour and soybean oil. In certain circumstances, we may enter into purchasing contracts and pricing arrangements, which contain commodity risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. Information about our unconditional purchase obligations can be found under the heading “Long-Term Obligations” in Item 7 of this Annual Report.

We expect that there may be additional and potentially worsening pricing pressure on some of our key ingredients, most notably beef, during fiscal 2013. As we have a higher concentration of company-operated restaurants than many of our competitors, we may have greater volatility in our operating costs going forward than those competitors who are more heavily franchised. This volatility could cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

Quality Assurance

We maintain a comprehensive Quality Assurance (“QA”) program that is designed to verify that the food products supplied to our restaurants are processed in a safe and sanitary environment and are in compliance with both regulatory requirements and our internal food quality and safety standards. All meat products are purchased from U.S. Department of Agriculture (“USDA”) approved facilities and must conform to USDA requirements. All food and packaging suppliers are prequalified by QA and must comply with our requirements including, but not limited to, providing product guarantees, certificates of liability insurance and product safety, and Hazard Analysis and Critical Control Point programs. We routinely perform supplier inspections and conduct ongoing product audits to evaluate suppliers and products for compliance with our company standards and specifications. Additionally, we monitor health inspection reports and provide information to the restaurants to maintain compliance with regulatory requirements.

Our QA program is also designed to verify that food products are prepared in our restaurants in a manner which complies with, or exceeds, all regulatory standards for food safety. Our restaurant managers are trained in the critical components of safe food handling by attending an in-depth food safety training program and passing a nationally-recognized food safety certification exam. In addition, all new employees must participate in a safe food handling orientation, have all necessary state and local certifications and are provided on-going food safety training. Each of our employees are trained to ensure that we meet or exceed state and local food regulations.

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

Marketing and Advertising

Our marketing and advertising initiatives focus on building brand awareness and image through the balanced use of television, radio, internet and print advertising and outdoor marketing. Our on-air advertising campaigns are generally intended to create buzz around our promotional product offerings and are often eye-catching or edgy. Our advertising messages seek to emphasize the quality and taste of our premium menu items and to correct consumers’ misperceptions regarding the affordability of our products by emphasizing value-for-the-money.

During fiscal 2012, Carl’s Jr. company-operated restaurants contributed 4.6% of their sales for television, radio, internet and print advertising and spent an additional 1.4% of sales on local advertising, billboards and point of purchase materials. Carl’s Jr. franchised restaurants contributed 5.8% of their sales for advertising during fiscal 2012.

During fiscal 2012, Hardee’s company-operated restaurants contributed 4.3% of their sales for television, radio, internet and print advertising and spent an additional 1.2% of sales on local advertising, billboards and point of purchase materials. Hardee’s franchised restaurants contributed 3.8% to 5.6% of their sales for advertising during fiscal 2012.

Competition and Markets

The restaurant business and the QSR industry are intensely competitive and affected by many factors, including changes in geographic competition, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in our industry are the price, quality and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; media spending levels; restaurant location and convenience; and attractiveness of facilities.

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

Financial Information about Operating Segments

We are engaged in the development, operation and franchising of QSRs, primarily under the brand names Carl’s Jr. and Hardee’s, principally in the U.S. Information about our revenues, operating results and assets is contained in Items 6 and 7 of this Annual Report and in Note 22 of Notes to Consolidated Financial Statements included herein.

Our same-store sales trends for company-operated restaurants, for each brand by quarter were:

	Carl’s Jr.	Hardee’s
Fiscal 2011:
First Quarter	(6.1)%	(1.2)%
Second Quarter	(7.4)%	6.8%
Third Quarter	(5.0)%	8.3%
Fourth Quarter	(0.4)%	5.7%

Fiscal 2012:
First Quarter	2.1%	9.6%
Second Quarter	2.0%	2.5%
Third Quarter	2.0%	1.8%
Fourth Quarter	1.7%	6.1%

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

We are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and the Federal Food Safety Modernization Act. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the U.S. In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another. Recently enacted federal health care reform laws include new uniform federal nutrition labeling requirements. However, these requirements have not yet taken effect, and we currently are subject to a variety of state and local nutrition labeling requirements.

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

We are also subject to laws relating to information security, privacy, cashless payments, consumer credit, protection, and fraud. We believe we are operating in substantial compliance with all such laws and regulations.

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

Employees

As of January 31, 2012, we employed approximately 20,200 persons, primarily in company-operated restaurants and in our corporate offices. We do not have any collective bargaining agreements with any labor unions, and we consider employee relations to be good.

Working Capital Practices

Information about our liquidity is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report and the Consolidated Statements of Cash Flows in Item 15 of the Annual Report.

Executive Officers of the Registrant

The names and ages, as of April 6, 2012, of our executive officers are as follows:

Name	Age	Position
Andrew F. Puzder	61	Chief Executive Officer (“CEO”)
E. Michael Murphy	60	President and Chief Legal Officer
Theodore Abajian	48	Executive Vice President and Chief Financial Officer (“CFO”)
Bradford R. Haley	54	Chief Marketing Officer, Carl’s Jr. and Hardee’s
Eric F. Williams	49	Executive Vice President, Carl’s Jr. Operations
Robert J. Starke	59	Executive Vice President, Hardee’s Operations

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

Theodore Abajian was appointed as our Executive Vice President and CFO in May 2003. From March 2002 to May 2003, he served as our Executive Vice President, Chief Administrative Officer. From November 2000 to March 2002, Mr. Abajian served as President and CEO of Santa Barbara Restaurant Group (“SBRG”), and as its Executive Vice President and CFO from May 1998. In addition, from January 2000 to October 2000, Mr. Abajian held the position of Senior Vice President and CFO for Checkers Drive-In Restaurants, Inc., and served as the CFO of Star Buffet, Inc. from July 1997 to May 1998. Mr. Abajian also served as a director of Staceys Buffet, Inc. from October 1997 to February 1998, and was Vice President and Controller with Summit Family Restaurants, Inc. from 1994 to 1998.

Bradford R. Haley was appointed as our Chief Marketing Officer in August 2011. From January 2004 to August 2011, Mr. Haley served as Executive Vice President, Marketing for Carl’s Jr. and Hardee’s, and from September 2000 to January 2004 served as our Executive Vice President, Marketing for Hardee’s. Prior to joining Hardee’s, Mr. Haley worked as Chief Marketing Officer for Church’s Chicken. From 1992 to 1999, Mr. Haley served as Corporate Vice President of Marketing Communications for Jack in the Box, Inc.

Eric F. Williams was named Executive Vice President, Operations for Carl’s Jr. in August 2011. Before assuming this position, Mr. Williams served as a Senior Vice President for Hardee’s from February 2011 to August 2011 and as a Vice President for Hardee’s from November 2003 to February 2011. Mr. Williams first joined the Company in 1983 beginning in the restaurants and has held various management positions within our Hardee’s operations.

Robert J. Starke was named Executive Vice President, Hardee’s Operations in May 2007. Mr. Starke first joined Hardee’s in 1975 and has had a long career in Hardee’s operations. He began his career with Hardee’s in the restaurants and later became a Regional Vice President. He had served as Senior Vice President of Restaurant Operations from July 2002 until being promoted to his current position.

Contact Information; Obtaining Copies of this Annual Report

CKE Restaurants, Inc. was incorporated in the State of Delaware in 1994. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.

Electronic copies of our Annual Report, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC. You may read and copy any materials we file with the SEC at www.sec.gov.

In addition, print copies of any of the foregoing documents may be obtained free of charge by visiting the “Contact” section of www.ckr.com, or by contacting Public Relations at (805) 745-7500.

Information contained in our website is not deemed to be a part of this Annual Report.

ITEM 1A. RISK FACTORS

We are engaged in a business strategy that includes the long-term growth of our operations. The success of a business strategy, by its very nature, involves a significant number of risks and uncertainties. The risk factors listed below are important factors that could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this Annual Report, in our other filings with the SEC, in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information, may also have an adverse effect on our results.

Risk Factors Relating to our Company

Our success depends on our ability to compete with others.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, service, price, convenience, and dining experience. We compete with major restaurant chains, some of which dominate the QSR industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, take-out food service companies, fast food restaurants, supermarkets and convenience stores. In addition to competing with such companies for customers, we also must compete with them for access to qualified employees and management personnel, suitable restaurant locations and capable franchisees. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting in response to the ongoing economic weakness and uncertainty, which may adversely impact our sales and operating results. As our competitors expand operations and marketing campaigns, we expect competition to intensify. Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

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

In addition, the ongoing economic weakness and uncertainty may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors. A number of our major competitors have been increasing their “value item” offerings and implementing certain pricing promotions for various other menu items. If consumer preference continues to shift towards these “value items,” it may become necessary for us to implement temporary promotional pricing offerings. If we implement such promotional offerings, our operating margins may be adversely impacted. Any promotional offerings or temporary price cuts implemented by us are not expected to represent a permanent change in our business strategy, and would only be temporary in duration.

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

Our profitability depends in part on our ability to anticipate and react to changes in food, packaging and supply costs. We, along with our franchisees, purchase large quantities of food, packaging and supplies; and like all restaurant companies, we are susceptible to increases in food, packaging and supply costs as a result of factors beyond our control, such as general economic conditions, significant variations in supply and demand, seasonal fluctuations, weather conditions, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, commodity market speculation and government regulations. Since we have a higher concentration of company-operated restaurants than many of our competitors, we may have greater volatility in our operating costs than those competitors who are more heavily franchised.

The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, dairy, cheese, produce, wheat flour and soybean oil. The cost of food commodities has increased markedly over the last two years, resulting in upward pricing pressure on many of our raw ingredients, and thereby increasing our food costs. Furthermore, we expect that there may be additional and potentially worsening pricing pressure on some of our key ingredients, most notably beef, during fiscal 2013. Material increases in the prices of the ingredients most critical to our menu, particularly beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

We depend on a limited number of key suppliers to deliver quality products to us at moderate prices.

Our profitability is dependent on, among other things, our continuing ability to offer premium-quality food at moderate prices. Our Carl’s Jr. and Hardee’s restaurants depend on the distribution services of MBM, a third party, national distributor of food and other products. MBM is responsible for delivering food, packaging and other products from our suppliers to our restaurants on a frequent and routine basis. MBM also provides distribution services to nearly all of our domestic Carl’s Jr. and Hardee’s franchisees. Pursuant to the terms of our distribution agreements, we are obligated to purchase substantially all of our specified product requirements from MBM through June 30, 2017.

Our suppliers may be adversely impacted by the ongoing economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors. As a result, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact our financial condition or results of operations.

In addition, the ongoing economic weakness and uncertainty have forced some food suppliers to seek financing in order to stabilize their businesses, and others have ceased operations completely. If MBM or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the high quality ingredients we require. If we were forced to suspend serving one or more of our menu items that could have a significant adverse impact on our restaurant traffic and our public perception, which would be harmful to our business.

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

Our financial condition and results of operations are dependent upon consumer confidence and discretionary spending, which are influenced by general economic conditions and other factors, including the ongoing macroeconomic challenges in the U.S. and the debt crisis in certain countries in the European Union. Negative consumer sentiment in the wake of the recent economic recession has been widely reported over the past three years and, according to some economic forecasts, may continue during fiscal 2013. Our sales may decline during this period of economic uncertainty, or during future economic downturns, which can be caused by various factors such as high gasoline prices, increasing commodity prices, high unemployment rates, declining home prices or tight credit markets. Any material decline in consumer confidence or discretionary spending could cause our financial results to decline.

In addition, unfavorable macroeconomic trends or developments concerning factors such as increased food, commodity, fuel, utilities, labor and benefits costs may also adversely affect our financial condition and results of operations. Current or future economic conditions may prevent us from increasing prices to address increased costs without negatively impacting our sales or market share. If we were unable to raise prices or alter our product mix in order to recover increased costs for food, packaging, fuel, utilities, wages, clothing and equipment, our profitability would be negatively affected.

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas to have a disproportionate impact on our overall results of operations. As of January 31, 2012, we and our franchisees operated restaurants in 42 states and 25 foreign countries. By number of restaurants, our domestic operations are most concentrated in California, North Carolina and Virginia, and our international franchisees are most concentrated in Mexico and the Middle East. Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future. In particular, continuing high unemployment rates in California, especially among our core customer demographic of young men, has had, and may continue to have, a negative impact on our results of operations.

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

We receive royalties from our franchisees. As a result, our financial results are impacted by the operational and financial success of our franchisees, including their implementation of our strategic plans, and their ability to secure adequate financing. If our franchisees continue to be impacted by the continuing weak economic conditions, and they are unable to secure adequate sources of financing, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants, offer extended payment terms or make other concessions. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

The financial conditions of our international franchisees may also be adversely impacted by political, economic or other changes in the global markets in which they operate. As a result, the royalties we receive from our international franchisees may be affected by recessionary or expansive trends in international markets, increasing labor costs in certain international markets, changes in applicable tax laws, changes in inflation rates, changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds, expropriation of private enterprises, political and economic instability and other external factors.

Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements which may not be available to us in the future.

Like many companies in the foodservice industry, we purchase goods and services from trade creditors pursuant to customary credit arrangements. Changes in our capital structure, or other factors outside our control, may cause trade creditors to change our customary credit arrangements. If we are unable to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, or if vendors and service providers are unable to obtain trade credit or factor their receivables, then we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse affect on our business. In addition, the tightening of trade credit could limit our available liquidity.

Our international operations are subject to various risks and uncertainties, and there is no assurance that they will be successful.

An important component of our growth strategy involves increasing our net restaurant count in international markets. The execution of this growth strategy depends upon the opening of new restaurants by our existing international franchisees and by new international franchisees. We and our current or future franchisees face many risks and uncertainties in opening new restaurants internationally, including economic and political conditions, differing cultures and consumer preferences, diverse government regulations and tax systems, securing acceptable suppliers, difficulty in collecting our royalties and longer payment cycles, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the selection and availability of suitable restaurant locations, currency regulation and fluctuation, and other external factors.

In addition, our current international franchisees may be unwilling or unable to increase their investment in our system by opening new restaurants. Moreover, our international growth also depends upon the availability of prospective franchisees or joint venture partners with the experience and financial resources to be effective operators of our restaurants. There can be no assurance that we will be able to identify future international franchisees who meet our criteria, or that, once identified, they will successfully implement their expansion plans.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether accurate or not, could reduce the production and supply of important food products, cause damage to our reputation and adversely affect our sales and profitability.

Reports, whether true or not, of food-borne illnesses, such as those caused by E. coli, Listeria or Salmonella, in addition to Avian Influenza (commonly known as bird flu) and Bovine Spongiform Encephalopathy (commonly known as BSE or mad cow disease), and injuries caused by food tampering have, in the past, severely impacted the production and supply of certain food products, including beef and poultry. A reduction in the supply of such food products could have a material effect on the price at which we could obtain them, particularly in an environment of already inflated commodity prices. Failure to procure food products, such as beef or poultry, at reasonable terms and prices or any reduction in consumption of such food products by consumers could have a material adverse effect on our consolidated financial condition and results of operations.

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

We, and our franchisees, are subject to various federal, state and local laws. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration law (including applicable minimum wage requirements, overtime pay practices, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be harmed. Injury to our reputation could negatively impact our operating results.

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

We are subject to litigation in the ordinary course of business that could adversely affect us.

We may be subject to claims, including class action lawsuits, filed by customers, franchisees, employees, suppliers, landlords and others in the ordinary course of business. Significant claims may be expensive to defend and may divert time and money away from our operations causing adverse impacts to our operating results. In addition, adverse publicity or a substantial judgment against us could negatively impact our brand reputation resulting in further adverse impacts to our financial condition and results of operations.

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

We are controlled by affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively, “Apollo”), and Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of significant transactions. The interests of Apollo may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Apollo as an equity holder may conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings, sale-leaseback arrangements or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions.

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

We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes and the Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the Notes does not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth information regarding our restaurant properties as of January 31, 2012:

	Land and Building Owned(1)	Land Leased and Building Owned(1)	Land and Building Leased(1)	Total
Carl’s Jr.:
Company-operated	14	154	255	423
Franchise-operated(2)	9	43	147	199
Third party-operated/vacant(3)	4	2	7	13

Subtotal	27	199	409	635

Hardee’s:
Company-operated	214	99	156	469
Franchise-operated(2)	48	58	116	222
Third party-operated/vacant(3)	7	5	26	38

Subtotal	269	162	298	729

Total:
Company-operated	228	253	411	892
Franchise-operated(2)	57	101	263	421
Third party-operated/vacant(3)	11	7	33	51

Total	296	361	707	1,364

(1)	During fiscal 2012, we entered into agreements under which we sold and leased back 47 restaurant properties. We have presented the associated restaurant properties as leased properties in the table above since legal title of the associated restaurant properties transferred to the buyers. However, for accounting purposes, these transactions have not been treated as completed sales and we continue to report the associated restaurant properties as owned assets. See Note 11 of Notes to Consolidated Financial Statements included herein for further discussion.
(2)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.
(3)	“Third party-operated/vacant” properties are those we own or lease that are either leased or subleased to unaffiliated entities or are currently vacant.

The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2036. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

Our corporate headquarters and Carl’s Jr. brand headquarters are both located in Carpinteria, California, and combined they contain approximately 78,000 square feet of space. Our primary administrative service center is located in Anaheim, California and contains approximately 90,000 square feet of space. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 54,000 square feet of space. Our Hardee’s Equipment Division (“HED”) primary distribution center is located in Rocky Mount, North Carolina, and contains approximately 82,000 square feet of space. HED’s west coast distribution center is located in Ontario, California and contains approximately 24,000 square feet of space. We sublease a facility to MBM, which is located in Ontario, California and has approximately 184,000 square feet of space. We are principally liable for the lease obligations for this facility.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant categories of claims that have been brought or that we believe are likely to be brought against us in the operation of our business. To the extent applicable, we also discuss the nature of any currently pending claims relating to each category. We are currently vigorously defending these pending claims. See Note 15 of Notes to Consolidated Financial Statements included herein for additional discussion of legal matters.

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

Suppliers

We rely on large numbers of suppliers who are required to meet and maintain our high standards. On occasion, disputes may arise with our suppliers on a number of issues including, but not limited to, compliance with product specifications and certain business concerns. Additionally, disputes may arise on a number of issues between us and individuals or entities who claim they should have been granted the approval or opportunity to supply products or provide services to our restaurants.

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

Real Property

We have various leasing arrangements related to our company-operated restaurants, franchised restaurants and other properties. In the course of managing these various leasing arrangements, disputes occasionally arise with respect to rental payments, property improvements, abandonment of property and the interpretation of lease provisions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the Merger, CKE’s common stock was listed on the NYSE under the symbol “CKR”. Subsequent to the Merger, CKE’s common stock is privately held and is not traded on any stock exchange or any organized market.

Holders

As of April 6, 2012, CKE Holdings, Inc. held all 100 outstanding shares of CKE’s common stock.

Dividends

During the Predecessor twenty-four weeks ended July 12, 2010, we did not declare any cash dividends and paid $3,317 related to dividends declared in fiscal 2010. Since the Merger, we have not declared or paid any cash dividends. Our Credit Facility and the indenture governing our Notes limit our ability to pay dividends on our capital stock.

Sales and Repurchases of Equity Securities

There were no unregistered sales or repurchases of our equity securities during our fourth fiscal quarter ended January 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. Dollars presented in Item 6 are in thousands.

	Successor		Predecessor
	Fiscal Year Ended January 31, 2012(1)	Twenty-Nine Weeks Ended January 31, 2011(1)	Twenty-Four Weeks Ended July 12, 2010(1)	Fiscal Year Ended January 31, 2010(1)	Fiscal Year Ended January 31, 2009(1)	Fiscal Year Ended January 31, 2008(1)
Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$1,122,430	$598,753	$500,531	$1,084,474	$1,131,312	$1,201,577
Franchised restaurants and other	157,897	80,355	151,588	334,259	351,398	333,057

Total revenue	$1,280,327	$679,108	$652,119	$1,418,733	$1,482,710	$1,534,634

Operating income(2)	$68,897	$2,735	$22,483	$79,495	$84,020	$88,327
Interest expense(3)	77,366	43,681	8,617	19,254	28,609	33,033
Income tax (benefit) expense	(5,079)	(11,411)	7,772	14,978	21,533	24,659
(Loss) income from continuing operations(4)	(6,261)	(27,890)	(7,515)	48,198	36,956	35,072
Other Financial Data:
Total capital expenditures	52,423	29,360	33,738	102,428	116,513	133,816
Cash interest expense	72,944	53,374	8,299	19,590	21,753	20,235
Consolidated Balance Sheet Data:
Cash and cash equivalents	64,555	42,586		18,246	17,869	19,993
Total assets	1,480,138	1,496,166		823,543	804,687	791,711
Total long-term debt and capital lease obligations, including current portion	566,610	638,532		329,008	357,450	392,036
Stockholders’ equity	414,739	424,769		236,175	194,276	145,242
Segment Data:
Carl’s Jr. Restaurants:
Restaurants open (at end of fiscal year):
Company-operated	423	423		422	416	406
Domestic franchised	693	674		666	658	632
International franchised	197	152		136	121	103

Total	1,313	1,249		1,224	1,195	1,141

Restaurant revenue:
Company-operated restaurants	$598,234	$321,525	$271,379	$604,937	$625,109	$595,272
Franchised restaurants(5)	936,862	491,140	404,067	859,672	894,611	853,391
Hardee’s Restaurants:
Restaurants open (at end of fiscal year):
Company-operated	469	466		475	482	560
Domestic franchised	1,226	1,226		1,228	1,231	1,187
International franchised	226	207		202	195	179

Total	1,921	1,899		1,905	1,908	1,926

Restaurant revenue:
Company-operated restaurants	$524,084	$277,110	$229,043	$479,289	$505,919	$605,986
Franchised restaurants(5)	1,544,230	804,399	667,566	1,380,503	1,314,624	1,196,505

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. The combined Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010, referred to elsewhere in this Annual Report as fiscal 2011, contain 53 weeks; all other fiscal years presented contain 52 weeks.
(2)	Fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010, fiscal 2010, fiscal 2009 and fiscal 2008 include $(6,018), $1,683, $590, $4,695, $4,139 and $(577), respectively, of facility action charges, net, which are included in operating income. Additionally, $10,587 and $1,521 of share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with the Merger are included in operating income for the Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010, respectively. Operating income also includes transaction costs of $545, $20,003 and $13,691 for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011 and the Predecessor twenty-four weeks ended July 12, 2010, respectively.
(3)	The Predecessor twenty-four weeks ended July 12, 2010, fiscal 2010, fiscal 2009 and fiscal 2008 include $3,113, $6,803, $9,010 and $11,380, respectively, of interest expense related to changes in the fair value of our Predecessor interest rate swap agreements.
(4)	The Predecessor twenty-four weeks ended July 12, 2010 include a termination fee of $14,283 related to a prior merger agreement.
(5)	Franchised restaurant operations are not included in our Consolidated Statements of Operations; however, franchised restaurants revenues result in royalties and rental revenues, which are included in franchised restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

(Dollars in thousands)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Trends and Uncertainties

•	Operating Review

•	Liquidity and Capital Resources

•	Long-Term Obligations

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements

•	Presentation of Non-GAAP Measures

•	Impact of Inflation

•	Certain Financial Information of CKE Holdings, Inc.

The MD&A should be read in conjunction with the Consolidated Financial Statements and related notes, Selected Financial and Operating Data and the Forward Looking Statements disclaimer included elsewhere in this Annual Report.

Overview

We are an international owner, operator and franchisor of QSRs, operating principally under the Carl’s Jr. and Hardee’s brand names. As of January 31, 2012, we operated 423 and our franchisees operated 693 domestic and 197 international Carl’s Jr. restaurants. Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in Russia and the Far East. As of January 31, 2012, we operated 469 and our franchisees operated 1,226 domestic and 226 international Hardee’s restaurants. These 1,921 Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East.

We derive our revenue primarily from sales at company-operated restaurants and from our franchisees. Franchise restaurants and other revenue includes franchise and royalty fees, rental revenue under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include depreciation expense or lease payments on properties leased or subleased to our franchisees, the cost of equipment sold to franchisees and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, by the number and sales volume of franchised restaurants.

On July 2, 2010, we sold to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (the “Distribution Centers”). Prior to the sale of our Carl’s Jr. Distribution Centers on July 2, 2010, we derived sales from food and packaging products to Carl’s Jr. franchisees and incurred the associated franchise operating costs for food and packaging products.

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

During fiscal 2012, we completed the acquisition accounting for the Merger and retrospectively adjusted post-combination amounts previously reported to reflect our final accounting for the Merger. See Note 2 of Notes to Consolidated Financial Statements included herein for further discussion.

Presentation of Operating Results

Since the Merger occurred on July 12, 2010, our operating results for the three years ended January 31, 2012 discussed herein include both Successor and Predecessor periods. Due to the significant impact of acquisition accounting and Merger related expenses, most notably interest expense, share-based compensation expense and transaction-related costs, on our consolidated operating results, there is a lack of comparability between Successor and Predecessor periods. Accordingly, we have separately discussed our consolidated results of operations for each period presented, rather than comparing operating results between periods.

With respect to the results of operations for Carl’s Jr. and Hardee’s, we have prepared our discussion by combining the results of operations for the Successor twenty-nine weeks ended January 31, 2011 and the Predecessor twenty-four weeks ended July 12, 2010 and comparing the combined results for fiscal 2011 to both fiscal 2012 and fiscal 2010. Although this combined presentation of our brand-level information does not comply with United States generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison because the impact of acquisition accounting and the Merger related expenses referred to above is less significant on the brand-level operating results. The combined brand-level operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

Fiscal 2011 Additional Week

Our fiscal year ends on the last Monday in January in each year, which resulted in an extra week during fiscal 2011. As a result, our fourth quarter and fiscal year ended January 31, 2011 included 13 weeks and 53 weeks, respectively, as compared to 12 weeks and 52 weeks in the fourth quarter and fiscal year ended January 30, 2012. The fiscal year ended January 25, 2010 included 52 weeks.

Within this MD&A, management has estimated the impact of the additional week on our operating results by analyzing the last accounting period of fiscal 2011, excluding the impact of certain year-end and quarter-end adjustments, and making various assumptions that were deemed reasonable and appropriate.

Fiscal 2012 Highlights

Highlights from fiscal 2012 include:

•	Carl’s Jr. and Hardee’s system-wide restaurant count increased by 86 restaurants, marking our fifth straight year of net restaurant growth.

•	Our franchisees opened 72 international and 41 domestic restaurants and we opened 5 domestic company-operated restaurants.

•	We, through our franchisees, opened restaurants in seven new countries.

•	Same-store sales for company-operated restaurants increased 1.9% at Carl’s Jr. and 5.2% at Hardee’s, resulting in an increase in our blended same-store sales of 3.5%.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

•	Average unit volumes for company-operated restaurants increased to $1,411 at Carl’s Jr. and $1,117 at Hardee’s for fiscal 2012.

•	We signed development agreements with 17 new and 3 existing franchisees representing commitments to build over 300 restaurants domestically and internationally over the next seven years.

•	We remodeled 25 Carl’s Jr. and 40 Hardee’s company-operated restaurants.

•	Our domestic franchisees remodeled 82 Carl’s Jr. and 202 Hardee’s restaurants.

•	We completed a combined 67 dual-branded Green Burrito and Red Burrito company-operated restaurant conversions, and our domestic franchisees completed 45 dual-branded restaurant conversions.

•

Consolidated revenue of $1,280,327 for fiscal 2012 benefited from an increase in company-operated same-store sales and an increase in the number of our franchised restaurants. Consolidated revenue for fiscal 2012 was adversely impacted by the outsourcing of our Carl’s Jr. Distribution Centers on July 2, 2010.

•

Operating income of $68,897 for fiscal 2012 was primarily comprised of operating income generated by our Carl’s Jr. and Hardee’s operating segments of $30,232 and $38,687, respectively. Operating income for fiscal 2012 includes a charge of $1,976 in the Hardee’s operating segment related to the out-of-period Insurance Reserve Adjustment described in more detail in Note 1 of Notes to Consolidated Financial Statements included herein.

•

Consolidated company-operated restaurant-level adjusted EBITDA margin(1) of 16.8% for fiscal 2012 was unfavorably impacted by increases in commodity costs and by the Insurance Reserve Adjustment, which were partially offset by favorability in other components of labor costs.

•

Consolidated franchise restaurant adjusted EBITDA(1) of $84,204 for fiscal 2012 benefited from royalties generated from the increase in our franchised restaurant count and was adversely impacted by higher franchise administrative costs to support our long-term growth strategy.

•	We extinguished through redemptions and an open market purchase a total of $67,878 of the principal amount of our senior secured second lien notes.

•	We received proceeds of $67,454 from the sale and leaseback of 47 restaurant properties(2).

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.
(2)	See Note 11 of Notes to Consolidated Financial Statements included herein for additional discussion of sale and leaseback transactions.

Trends and Uncertainties

The following represent some of the most significant trends and uncertainties that management believes could reasonably be expected to impact our future plans and developments, financial goals and operating performance. This section should be read in conjunction with the Forward Looking Statement disclaimer and the section entitled “Risk Factors” included in Item 1A of this Annual Report.

•	The continuing economic uncertainty affecting consumer confidence and discretionary spending may cause long-term changes in the preferences and perceptions of our customers;

•

The cost of food commodities has increased markedly over the last two years and we expect that there may be additional and potentially worsening pricing pressure on some of our key ingredients, most notably beef, during fiscal 2013, which may adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing;

•

We expect to continue to grow our restaurant base, and as of January 31, 2012, we have entered into 78 franchise development agreements representing commitments to build over 800 restaurants domestically and internationally over the next ten years;

•	Changes in employment and other governmental regulations could result in additional costs to us and cause adverse impacts on our future operating results; and

•	Changes in consumer focus on nutrition, food content and food safety could result in loss of market share and adversely impact our operating results.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for fiscal 2012 and 2011:

	Company- operated	Domestic Franchised	International Franchised	Total
Consolidated:
Open as of January 31, 2010	898	1,905	338	3,141
New	7	32	30	69
Closed	(15)	(27)	(9)	(51)

Open as of January 31, 2011	890	1,910	359	3,159
New	5	41	72	118
Closed	(6)	(20)	(8)	(34)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3

Open as of January 31, 2012	892	1,928	423	3,243

	Company- operated	Domestic Franchised	International Franchised	Total
Carl’s Jr.:
Open as of January 31, 2010	422	666	136	1,224
New	7	20	19	46
Closed	(6)	(12)	(3)	(21)

Open as of January 31, 2011	423	674	152	1,249
New	3	25	48	76
Closed	(3)	(6)	(3)	(12)
Divested	—	—	—	—
Acquired	—	—	—	—

Open as of January 31, 2012	423	693	197	1,313

	Company- operated	Domestic Franchised	International Franchised	Total
Hardee’s:
Open as of January 31, 2010	475	1,228	202	1,905
New	—	12	11	23
Closed	(9)	(14)	(6)	(29)

Open as of January 31, 2011	466	1,226	207	1,899
New	2	16	24	42
Closed	(2)	(13)	(5)	(20)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3

Open as of January 31, 2012	469	1,226	226	1,921

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Consolidated Fiscal Year

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12,2010	Fiscal 2010
Revenue:
Company-operated restaurants	$1,122,430	$598,753	$500,531	$1,084,474
Franchised restaurants and other	157,897	80,355	151,588	334,259

Total revenue	1,280,327	679,108	652,119	1,418,733

Operating costs and expenses:
Restaurant operating costs	939,615	495,909	414,171	881,397
Franchised restaurants and other	81,372	39,464	115,120	254,124
Advertising	65,061	34,481	29,647	64,443
General and administrative	130,855	84,833	59,859	134,579
Facility action charges, net	(6,018)	1,683	590	4,695
Other operating expenses, net	545	20,003	10,249	—

Total operating costs and expenses	1,211,430	676,373	629,636	1,339,238

Operating income	68,897	2,735	22,483	79,495
Interest expense	(77,366)	(43,681)	(8,617)	(19,254)
Other (expense) income, net	(2,871)	1,645	(13,609)	2,935

(Loss) income before income taxes	(11,340)	(39,301)	257	63,176
Income tax (benefit) expense	(5,079)	(11,411)	7,772	14,978

Net (loss) income	$(6,261)	$(27,890)	$(7,515)	$48,198

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$1,122,430	$598,753	$500,531	$1,084,474
Less: restaurant operating costs	(939,615)	(495,909)	(414,171)	(881,397)
Add: depreciation and amortization expense	70,994	35,750	30,412	63,096
Less: advertising expense	(65,061)	(34,481)	(29,647)	(64,443)

Company-operated restaurant-level adjusted EBITDA	$188,748	$104,113	$87,125	$201,730

Company-operated restaurant-level adjusted EBITDA margin	16.8%	17.4%	17.4%	18.6%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$157,897	$80,355	$151,588	$334,259
Less: franchised restaurants and other expense	(81,372)	(39,464)	(115,120)	(254,124)
Add: depreciation and amortization expense	7,679	4,266	1,388	3,130

Franchise restaurant adjusted EBITDA	$84,204	$45,157	$37,856	$83,265

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Consolidated Fourth Fiscal Quarter

	Successor
	Twelve Weeks Ended January 30, 2012	Thirteen Weeks Ended January 31, 2011
Revenue:
Company-operated restaurants	$250,859	$262,705
Franchised restaurants and other	36,537	34,587

Total revenue	287,396	297,292

Operating costs and expenses:
Restaurant operating costs	213,259	218,370
Franchised restaurants and other	19,147	17,207
Advertising	13,903	14,753
General and administrative	29,979	35,072
Facility action charges, net	(6,721)	724
Other operating expenses, net	—	175

Total operating costs and expenses	269,567	286,301

Operating income	17,829	10,991
Interest expense	(17,740)	(19,646)
Other (expense) income, net	(1,203)	677

Loss before income taxes	(1,114)	(7,978)
Income tax benefit	(1,202)	(2,931)

Net income (loss)	$88	$(5,047)

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$250,859	$262,705
Less: restaurant operating costs	(213,259)	(218,370)
Add: depreciation and amortization expense	16,631	15,538
Less: advertising expense	(13,903)	(14,753)

Company-operated restaurant-level adjusted EBITDA	$40,328	$45,120

Company-operated restaurant-level adjusted EBITDA margin	16.1%	17.2%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$36,537	$34,587
Less: franchised restaurants and other expense	(19,147)	(17,207)
Add: depreciation and amortization expense	1,737	1,823

Franchise restaurant adjusted EBITDA	$19,127	$19,203

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Discussion of Consolidated Operating Results

Total Revenue

Total revenue for fiscal 2012 was $1,280,327, which was primarily comprised of revenue generated by our Carl’s Jr. and Hardee’s operating segments of $657,900 and $621,782, respectively. Carl’s Jr. and Hardee’s company-operated same-store sales for fiscal 2012 were 1.9% and 5.2%, respectively. During fiscal 2012, Carl’s Jr. and Hardee’s total revenue as a percentage of total consolidated revenue was 51.4% and 48.6%, respectively.

Total revenue for the Successor twenty-nine weeks ended January 31, 2011 was $679,108, which was primarily comprised of revenue generated by our Carl’s Jr. and Hardee’s operating segments of $353,492 and $325,213, respectively. During the Successor twenty-nine weeks ended January 31, 2011, Carl’s Jr. and Hardee’s total revenue as a percentage of total consolidated revenue was 52.1% and 47.9%, respectively.

Total revenue for the Predecessor twenty-four weeks ended July 12, 2010 was $652,119, which was primarily comprised of revenue generated by our Carl’s Jr. and Hardee’s operating segments of $383,234 and $268,523, respectively. During the Predecessor twenty-four weeks ended July 12, 2010, Carl’s Jr. and Hardee’s total revenue as a percentage of total consolidated revenue was 58.8% and 41.2%, respectively. Our Carl’s Jr. distribution centers, which were sold on July 2, 2010, generated revenues of $86,891, or 13.3% of total revenue, during the period.

Total revenue for fiscal 2010 was $1,418,733, which was primarily comprised of revenue generated by our Carl’s Jr. and Hardee’s operating segments of $852,479 and $565,462, respectively. During fiscal 2010, Carl’s Jr. and Hardee’s total revenue as a percentage of total consolidated revenue was 60.1% and 39.9%, respectively. Our Carl’s Jr. distribution centers generated revenues of $192,188, or 13.5% of total revenue, during fiscal 2010.

Restaurant Operating Costs

During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, restaurant operating costs were $939,615, $495,909, $414,171 and $881,397, respectively. Restaurant operating costs as a percentage of company-operated restaurants revenue were 83.7%, 82.8%, 82.7% and 81.3% for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, respectively. Restaurant operating costs for fiscal 2012 includes a charge of $1,976 related to the out-of-period Insurance Reserve Adjustment described in more detail in Note 1 of Notes to Consolidated Financial Statements included herein.

Franchised Restaurants and Other Expense

During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, franchised restaurants and other expense was $81,372, $39,464, $115,120 and $254,124, respectively. Franchised restaurants and other expense as a percentage franchised restaurants and other revenue was 51.5%, 49.1%, 75.9% and 76.0% for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, respectively. Our Carl’s Jr. distribution centers, which were sold on July 2, 2010, represented $86,170 and $189,346 of our franchised restaurants and other expense during the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, respectively.

Advertising Expense

During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, advertising expense was $65,061, $34,481, $29,647 and $64,443, respectively. Advertising expense as a percentage of company-operated restaurants revenue was 5.8%, 5.8%, 5.9% and 5.9% for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, respectively.

General and Administrative Expense

During fiscal 2012, general and administrative expense was $130,855, or 10.2% as a percentage of total revenue. Our general and administrative expense for fiscal 2012 was favorably impacted by lower share-based compensation expense and unfavorably impacted by management service fees paid to Apollo Management and bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

During the Successor twenty-nine weeks ended January 31, 2011, general and administrative expense was $84,833, or 12.5% as a percentage of total revenue. General and administrative expense for the Successor twenty-nine weeks ended January 31, 2011 was unfavorably impacted by share-based compensation expense of $10,587 associated with the acceleration of vesting of stock options and restricted stock awards in connection with the Merger and a charge of $3,501 related to the write-off of capitalized software costs. General and administrative expense during the period benefited from lower bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

During the Predecessor twenty-four weeks ended July 12, 2010, general and administrative expense was $59,859, or 9.2% as a percentage of total revenue. General and administrative expense for the Predecessor twenty-four weeks ended July 12, 2010 was unfavorably impacted by share-based compensation expense of $1,521 associated with the acceleration of vesting of stock options and awards in connection with the Merger and favorably impacted by lower bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

During fiscal 2010, general and administrative expense was $134,579, or 9.5% as a percentage of total revenue. General and administrative expense for fiscal 2010 was unfavorably impacted by higher share-based compensation expense and higher bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

Facility Action Charges, Net

During fiscal 2012, net facility action charges was a gain of $6,018, which resulted primarily from a gain of $6,595 related to a lease termination and a gain of $1,024 related to an eminent domain transaction. These gains were partially offset by asset impairment charges of $766 and discount amortization of $479 related to the estimated liability for closed restaurants.

During the Successor twenty-nine weeks ended January 31, 2011, net facility action charges were $1,683, which primarily consisted of charges to adjust the estimated liability for closed restaurants of $870, asset impairment charges of $364 and discount amortization of $272 related to the estimated liability for closed restaurants.

During the Predecessor twenty-four weeks ended July 12, 2010, net facility action charges were $590, which primarily consisted of charges for new restaurant closures of $363, asset impairment charges of $317, and discount amortization of $198 related to the estimated liability for closed restaurants, which were partially offset by net gains of $323.

During fiscal 2010, net facility action charges were $4,695 and primarily consisted of asset impairment charges of $3,480, charges to adjust the estimated liability for closed restaurants of $393, charges for new restaurant closures of $525 and discount amortization of $392 related to the estimated liability for closed restaurants.

Other Operating Expenses, Net

During fiscal 2012, other operating expenses, net consisted of transaction related costs of $545 for accounting, legal and other costs associated with the Transactions.

During the Successor twenty-nine weeks ended January 31, 2011, other operating expenses, net consisted of transaction related costs of $20,003 for accounting, investment banking, legal and other costs associated with the Transactions.

During the Predecessor twenty-four weeks ended July 12, 2010, other operating expenses, net consisted of transaction related costs of $13,691 for accounting, investment banking, legal and other costs associated with the Transactions, partially offset by a gain of $3,442 on the sale of our Carl’s Jr. distribution center assets.

During fiscal 2010, we did not incur any other operating expenses.

Interest Expense

In connection with the Transactions, we issued $600,000 senior secured second lien notes, which bear interest at a rate of 11.375% per annum. As a result of the issuance of the Notes, our interest expense is significantly higher in the Successor periods.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Interest expense for fiscal 2012 of $77,366 primarily consisted of interest of $65,131 incurred on our Notes, $3,961 of amortization of deferred financing costs and discount on notes, and $4,755 of interest related to capital lease obligations.

Interest expense for the Successor twenty-nine weeks ended January 31, 2011 of $43,681 primarily consisted of interest of $37,710 incurred on our Notes, $2,089 of amortization of deferred financing costs and discount on notes, and $3,039 of interest related to capital lease obligations.

Interest expense for the Predecessor twenty-four weeks ended July 12, 2010 of $8,617 primarily consisted of charges of $3,113 recorded to adjust the carrying value of our Predecessor interest rate swap agreements to fair value, interest of $2,338 associated with our Predecessor senior credit facility and $2,318 of interest related to capital lease obligations.

Interest expense for fiscal 2010 was $19,254, which primarily consisted of charges of $6,803 recorded to adjust the carrying value of our Predecessor interest rate swap agreements to fair value, $5,380 of interest related to capital lease obligations and interest of $5,174 associated with our Predecessor senior credit facility.

Other (Expense) Income, Net

During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, other (expense) income, net was $(2,871), $1,645, $(13,609) and $2,935, respectively. Other (expense) income, net for fiscal 2012 included a loss of $4,188 on the early extinguishment of $67,878 of the principal amount of our Notes. During the Predecessor twenty-four weeks ended July 12, 2010, other (expense) income, net included a termination fee for a prior merger agreement of $9,283 and $5,000 in reimbursable costs.

Income Tax (Benefit) Expense

Income tax (benefit) expense consisted of the following:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Federal income taxes	$(5,539)	$(10,957)	$5,479	$27,078
State income taxes	(1,183)	(1,271)	1,694	(13,130)
Foreign income taxes	1,643	817	599	1,030

Income tax (benefit) expense	$(5,079)	$(11,411)	$7,772	$14,978

Our effective income tax rates generally differ from the federal statutory rate primarily as a result of state income taxes, changes in our valuation allowance, and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. Our effective income tax rate is also impacted by the amount of federal and state income tax credits we are able to generate and by the relative amounts of income we earn in various state and foreign jurisdictions. Refer to additional discussion in Note 21 of Notes to Consolidated Financial Statements included herein.

As of January 31, 2012, we maintained a valuation allowance of $9,305 against a portion of our deferred income tax assets related to certain state NOL carryforwards and a portion of our state income tax credits. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities and in certain jurisdictions.

As of January 31, 2012, we have federal NOL carryforwards of approximately $16,332. As of January 31, 2012, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $26,274, which we expect to utilize to offset federal income taxes that would otherwise be payable in future years. As of January 31, 2012, we have recognized $3,167 of net deferred income tax assets related to our state income tax credit carryforwards and $12,037 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Discussion of Fiscal Fourth Quarter 2012 Compared with Fiscal Fourth Quarter 2011

Total Revenue

Total revenue decreased $9,896, or 3.3%, to $287,396 for the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011. This decrease was primarily due the impact of the fourth quarter of fiscal 2011 containing one additional week, partially offset by increases in company operated same-store sales at both Carl’s Jr. and Hardee’s and increases in the number of our franchised restaurants at both Carl’s Jr. and Hardee’s.

Restaurant Operating Costs

Restaurant operating costs decreased $5,111, or 2.3%, to $213,259 for the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011. Restaurant operating costs as a percentage of company-operated restaurants revenue increased to 85.0% for the fourth quarter of fiscal 2012 from 83.1% for the fourth quarter of fiscal 2011 primarily due to increased commodity costs and payroll and other employee benefits expense. Restaurant operating costs for the fourth quarter of fiscal 2012 includes a charge of $1,976 related to the out-of-period Insurance Reserve Adjustment described in more detail in Note 1 of Notes to Consolidated Financial Statements included herein.

Franchised Restaurant and Other Expense

Franchised restaurants and other expense increased $1,940, or 11.3%, to $19,147 for the fourth quarter of fiscal 2012, as compared to the prior year quarter. Franchised restaurants and other expense as a percentage of franchised restaurants and other revenue were 52.4% for the fourth quarter of fiscal 2012 as compared to 49.7% for the fourth quarter of fiscal 2011.

Advertising Expense

Advertising expense decreased $850, or 5.8%, to $13,903 for the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011. Advertising expense as a percentage of company-operated restaurants revenue was 5.5% for the fourth quarter of fiscal 2012 as compared to 5.6% for the fourth quarter of fiscal 2011.

General and Administrative Expense

General and administrative expense decreased $5,093, or 14.5%, to $29,979 in the fourth quarter of fiscal 2012 from the fourth quarter of fiscal 2011. This decrease was mainly due to a charge of $3,501 related to the write-off of capitalized software costs during the fourth quarter of fiscal 2011 that did not recur in the current year quarter, and the additional week included in the prior year quarter. We estimate the additional week in the fourth quarter of fiscal 2011 added approximately $2,496 to general and administrative expense. These decreases were partially offset by an increase of $988 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. General and administrative expense, as a percentage of total revenue, decreased 1.4% to 10.4% in the fourth quarter of fiscal 2012.

Facility Action Charges, Net

During the fourth quarter of fiscal 2012, net facility action charges was a gain of $6,721, which resulted primarily from gains on a lease termination and an eminent domain transaction. During the fourth quarter of fiscal 2011, facility action charges, net were $724 and primarily consisted of charges of $483 recorded to adjust the estimated liability for closed restaurants and asset impairment charges of $289.

Interest Expense

During the fourth quarter of fiscal 2012, interest expense decreased $1,906, or 9.7%, to $17,740, as compared to the fourth quarter of fiscal 2011. This decrease was primarily caused by the impact of the fourth quarter of fiscal 2011 containing one additional week and the impact of the early extinguishment of $67,878 of the principal amount of our Notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Other (Expense) Income, Net

Other expense, net was $1,203 during the fourth quarter of fiscal 2012 as compared to other income, net of $677 during the fourth quarter of fiscal 2011. The change in other (expense) income, net as compared to the comparable prior year period was primarily due to a loss of $1,256 on the early extinguishment of our Notes recorded during the fourth quarter of fiscal 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Carl’s Jr. Fiscal Year

	Successor	Successor / Predecessor	Successor	Predecessor
	Fiscal 2012	Fiscal 2011	Twenty- Nine Weeks Ended January 31, 2011	Twenty- Four Weeks Ended July 12, 2010	Fiscal 2010
Company-operated restaurants revenue	$598,234	$592,904	$321,525	$271,379	$604,937
Franchised restaurants and other revenue	59,666	143,822	31,967	111,855	247,542

Total revenue	657,900	736,726	353,492	383,234	852,479

Restaurant operating costs:
Food and packaging	181,149	173,158	93,403	79,755	170,703
Payroll and other employee benefits	170,678	167,149	90,321	76,828	165,831
Occupancy and other	150,570	149,678	82,962	66,716	145,566

Total restaurant operating costs	502,397	489,985	266,686	223,299	482,100

Franchised restaurants and other expense	32,824	115,569	17,534	98,035	214,971
Advertising expense	36,065	35,116	18,496	16,620	36,730
General and administrative expense	62,083	68,143	39,620	28,523	63,032
Facility action charges, net	(5,701)	534	366	168	2,219
Gain on sale of Distribution Center assets	—	(3,442)	—	(3,442)	—

Operating income	$30,232	$30,821	$10,790	$20,031	$53,427

Company-operated average unit volume (trailing-52 weeks)	$1,411	$1,375			$1,438
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,091	1,095			1,123
Company-operated same-store sales increase (decrease)	1.9%	(4.8)%			(6.2)%
Domestic franchise-operated same-store sales decrease	(0.9)%	(3.5)%			(5.6)%
Company-operated same-store transaction increase (decrease)	0.6%	(3.7)%			(4.2)%
Company-operated average check (actual $)	$6.97	$6.85			$6.91
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.3%	29.2%			28.2%
Payroll and other employee benefits	28.5%	28.2%			27.4%
Occupancy and other	25.2%	25.2%			24.1%
Total restaurant operating costs	84.0%	82.6%			79.7%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	5.9%			6.1%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$598,234	$592,904	$321,525	$271,379	$604,937
Less: restaurant operating costs	(502,397)	(489,985)	(266,686)	(223,299)	(482,100)
Add: depreciation and amortization expense	34,366	32,557	17,723	14,834	31,113
Less: advertising expense	(36,065)	(35,116)	(18,496)	(16,620)	(36,730)

Company-operated restaurant-level adjusted EBITDA	$94,138	$100,360	$54,066	$46,294	$117,220

Company-operated restaurant-level adjusted EBITDA margin	15.7%	16.9%	16.8%	17.1%	19.4%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$59,666	$143,822	$31,967	$111,855	$247,542
Less: franchised restaurants and other expense	(32,824)	(115,569)	(17,534)	(98,035)	(214,971)
Add: depreciation and amortization expense	3,419	2,666	1,914	752	1,889

Franchise restaurant adjusted EBITDA	$30,261	$30,919	$16,347	$14,572	$34,460

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Carl’s Jr. Fourth Fiscal Quarter

	Successor
	Twelve Weeks Ended January 30, 2012	Thirteen Weeks Ended January 31, 2011
Company-operated restaurants revenue	$135,465	$145,013
Franchised restaurants and other revenue	14,021	14,199

Total revenue	149,486	159,212

Restaurant operating costs:
Food and packaging	41,280	41,976
Payroll and other employee benefits	39,858	40,702
Occupancy and other	33,279	36,907

Total restaurant operating costs	114,417	119,585

Franchised restaurants and other expense	7,489	7,902
Advertising expense	7,776	7,854
General and administrative expense	14,028	16,298
Facility action charges, net	(5,828)	156

Operating income	$11,604	$7,417

Company-operated same-store sales increase (decrease)	1.7%	(0.4)%
Domestic franchise-operated same-store sales decrease	(2.4)%	(1.4)%
Company-operated same-store transaction increase (decrease)	3.4%	(2.8)%
Company-operated average check (actual $)	$6.92	$7.01
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.5%	28.9%
Payroll and other employee benefits	29.4%	28.1%
Occupancy and other	24.6%	25.5%
Total restaurant operating costs	84.5%	82.5%
Advertising expense as a percentage of company-operated restaurants revenue	5.7%	5.4%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$135,465	$145,013
Less: restaurant operating costs	(114,417)	(119,585)
Add: depreciation and amortization expense	7,879	7,639
Less: advertising expense	(7,776)	(7,854)

Company-operated restaurant-level adjusted EBITDA	$21,151	$25,213

Company-operated restaurant-level adjusted EBITDA margin	15.6%	17.4%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$14,021	$14,199
Less: franchised restaurants and other expense	(7,489)	(7,902)
Add: depreciation and amortization expense	779	804

Franchise restaurant adjusted EBITDA	$7,311	$7,101

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Hardee’s Fiscal Year

	Successor	Successor / Predecessor	Successor	Predecessor
	Fiscal 2012	Fiscal 2011	Twenty- Nine Weeks Ended January 31, 2011	Twenty- Four Weeks Ended July 12, 2010	Fiscal 2010
Company-operated restaurants revenue	$524,084	$506,153	$277,110	$229,043	$479,289
Franchised restaurants and other revenue	97,698	87,583	48,103	39,480	86,173

Total revenue	621,782	593,736	325,213	268,523	565,462

Restaurant operating costs:
Food and packaging	163,197	151,700	82,858	68,842	138,939
Payroll and other employee benefits	155,155	153,819	83,321	70,498	147,407
Occupancy and other	118,722	114,244	62,866	51,378	112,635

Total restaurant operating costs	437,074	419,763	229,045	190,718	398,981

Franchised restaurants and other expense	48,548	39,015	21,930	17,085	39,149
Advertising expense	28,996	29,012	15,985	13,027	27,713
General and administrative expense	68,774	76,480	45,214	31,266	71,383
Facility action charges, net	(297)	1,685	1,316	369	2,476

Operating income	$38,687	$27,781	$11,723	$16,058	$25,760

Company-operated average unit volume (trailing-52 weeks)	$1,117	$1,054			$1,002
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,059	1,013			976
Company-operated same-store sales increase (decrease)	5.2%	4.4%			(0.9)%
Domestic franchise-operated same-store sales increase (decrease)	4.0%	3.4%			(0.3)%
Company-operated same-store transaction increase	0.7%	1.3%			0.8%
Company-operated average check (actual $)	$5.38	$5.16			$5.03
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	31.1%	30.0%			29.0%
Payroll and other employee benefits	29.6%	30.4%			30.8%
Occupancy and other	22.7%	22.6%			23.5%
Total restaurant operating costs	83.4%	82.9%			83.2%
Advertising expense as a percentage of company-operated restaurants revenue	5.5%	5.7%			5.8%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$524,084	$506,153	$277,110	$229,043	$479,289
Less: restaurant operating costs	(437,074)	(419,763)	(229,045)	(190,718)	(398,981)
Add: depreciation and amortization expense	36,628	33,605	18,027	15,578	31,983
Less: advertising expense	(28,996)	(29,012)	(15,985)	(13,027)	(27,713)

Company-operated restaurant-level adjusted EBITDA	$94,642	$90,983	$50,107	$40,876	$84,578

Company-operated restaurant-level adjusted EBITDA margin	18.1%	18.0%	18.1%	17.8%	17.6%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$97,698	$87,583	$48,103	$39,480	$86,173
Less: franchised restaurants and other expense	(48,548)	(39,015)	(21,930)	(17,085)	(39,149)
Add: depreciation and amortization expense	4,260	2,988	2,352	636	1,241

Franchise restaurant adjusted EBITDA	$53,410	$51,556	$28,525	$23,031	$48,265

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Hardee’s Fourth Fiscal Quarter

	Successor
	Twelve Weeks Ended January 30, 2012	Thirteen Weeks Ended January 31, 2011
Company-operated restaurants revenue	$115,394	$117,640
Franchised restaurants and other revenue	22,409	20,262

Total revenue	137,803	137,902

Restaurant operating costs:
Food and packaging	35,217	35,125
Payroll and other employee benefits	36,592	36,907
Occupancy and other	27,068	26,675

Total restaurant operating costs	98,877	98,707

Franchised restaurants and other expense	11,658	9,305
Advertising expense	6,127	6,899
General and administrative expense	15,951	18,774
Facility action charges, net	(870)	568

Operating income	$6,060	$3,649

Company-operated same-store sales increase	6.1%	5.7%
Domestic franchise-operated same-store sales increase	6.0%	4.4%
Company-operated same-store transaction increase	1.5%	0.1%
Company-operated average check (actual $)	$5.51	$5.27
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.5%	29.9%
Payroll and other employee benefits	31.7%	31.4%
Occupancy and other	23.5%	22.7%
Total restaurant operating costs	85.7%	83.9%
Advertising expense as a percentage of company-operated restaurants revenue	5.3%	5.9%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$115,394	$117,640
Less: restaurant operating costs	(98,877)	(98,707)
Add: depreciation and amortization expense	8,752	7,899
Less: advertising expense	(6,127)	(6,899)

Company-operated restaurant-level adjusted EBITDA	$19,142	$19,933

Company-operated restaurant-level adjusted EBITDA margin	16.6%	16.9%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$22,409	$20,262
Less: franchised restaurants and other expense	(11,658)	(9,305)
Add: depreciation and amortization expense	958	1,019

Franchise restaurant adjusted EBITDA	$11,709	$11,976

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Fiscal 2012 Compared with Fiscal 2011

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $5,330 or 0.9%, to $598,234 during fiscal 2012, as compared to the prior fiscal year. This increase was primarily due to the 1.9% increase in company-operated same-store sales, which was partially offset by the impact of fiscal 2011 containing one additional week. We estimate the additional week added approximately $10,855 to company-operated restaurants revenue in fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2011	16.9%
Increase in food and packaging costs	(1.1)
Payroll and other employee benefits:
Increase in workers’ compensation expense	(0.3)
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance expense	0.3
Decrease in general liability insurance expense	0.2
Increase in credit card and banking fees	(0.2)
Increase in advertising expense	(0.1)

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2012	15.7%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to fiscal 2011, due primarily to increased commodity costs for beef, cheese and oil products.

Labor Costs

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to fiscal 2011, due primarily to unfavorable claims reserve adjustments in fiscal 2012 as a result of actuarial analyses of outstanding claims reserves contrasted with favorable claims reserve adjustments in fiscal 2011.

Occupancy and Other Costs

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to fiscal 2011, due primarily to decreased spending on contract services, repairs of restaurant equipment and building maintenance in the current fiscal year.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to the prior fiscal year, due primarily to the impact of fixed asset additions and acquisition accounting.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Franchised Restaurants

	Successor	Successor / Predecessor	Successor	Predecessor
	Fiscal 2012	Fiscal 2011	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010
Franchised restaurants and other revenue:
Royalties	$34,685	$33,483	$18,415	$15,068
Distribution centers – food, packaging and supplies	—	86,891	—	86,891
Rent and other occupancy	22,573	22,559	13,138	9,421
Franchise fees	2,408	889	414	475

Total franchised restaurants and other revenue	$59,666	$143,822	$31,967	$111,855

Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$11,678	$8,898	$5,706	$3,192
Distribution centers – food, packaging and supplies	—	86,170	—	86,170
Rent and other occupancy	21,146	20,501	11,828	8,673

Total franchised restaurants and other expense	$32,824	$115,569	$17,534	$98,035

Franchised restaurants and other revenue decreased $84,156, or 58.5%, to $59,666 in fiscal 2012, as compared to fiscal 2011. Distribution center sales of food, packaging and supplies to franchisees decreased by $86,891, due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. Franchise fee revenues increased by $1,519, or 170.9%, to $2,408 in fiscal 2012 due primarily to an increase in the number of franchised restaurant openings in fiscal 2012 as compared to fiscal 2011. Royalty revenues increased $1,202, or 3.6%, due primarily to the net increase of 64 franchised restaurants since the end fiscal 2011, partially offset by a 0.9% decrease in domestic franchise-operated same-store sales and the impact of fiscal 2011 containing an additional week.

Franchised restaurants and other expense decreased $82,745, or 71.6%, to $32,824 in fiscal 2012, as compared to fiscal 2011. This decrease is mainly due to an $86,170 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $2,780 in administrative expense from the prior fiscal year, primarily caused by an increase of $1,154 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs related to our international growth strategy.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated restaurants increased $17,931 or 3.5%, to $524,084 in fiscal 2012 as compared to fiscal 2011. The increase is primarily due to the 5.2% increase in company-operated same-store sales, which was partially offset by the impact of fiscal 2011 containing one additional week. We estimate the additional week added approximately $8,954 to company-operated restaurants revenue in fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2011	18.0%
Increase in food and packaging costs	(1.2)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	1.0
Increase in workers’ compensation expense	(0.2)
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.2
Other, net	0.1
Decrease in advertising expense	0.2

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2012	18.1%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to the prior fiscal year, mainly due to an increase in commodity costs for beef, pork and oil products.

Labor Costs

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to fiscal 2011, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the same-store sales increase.

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to fiscal 2011, primarily due to a charge of $1,976 related to the out-of-period Insurance Reserve Adjustment described in more detail in Note 1 of Notes to Consolidated Financial Statements included herein.

Occupancy and Other Costs

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during fiscal 2012, as compared to the prior fiscal year, due primarily to fixed asset additions and acquisition accounting, partially offset by sales leverage resulting from the same-store sales increase.

Franchised Restaurants

	Successor	Successor / Predecessor	Successor	Predecessor
	Fiscal 2012	Fiscal 2011	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010
Franchised restaurants and other revenue:
Royalties	$58,574	$55,486	$30,784	$24,702
Distribution centers – equipment	24,927	18,884	9,664	9,220
Rent and other occupancy	13,036	12,349	7,162	5,187
Franchise fees	1,161	864	493	371

Total franchised restaurants and other revenue	$97,698	$87,583	$48,103	$39,480

Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$12,518	$9,987	$5,960	$4,027
Distribution centers – equipment	24,937	19,060	9,854	9,206
Rent and other occupancy	11,093	9,968	6,116	3,852

Total franchised restaurants and other expense	$48,548	$39,015	$21,930	$17,085

Franchised restaurants and other revenue increased $10,115, or 11.5%, to $97,698 during fiscal 2012 as compared to fiscal 2011. Distribution center revenues increased $6,043, or 32.0%, primarily due to an increase in equipment sales to franchisees. Royalty revenues increased $3,088, or 5.6%, as compared to the prior fiscal year, due primarily to a net increase of 19 franchised restaurants since the end of fiscal 2011 and a 4.0% increase in our domestic franchise-operated same-store sales, partially offset by the impact of fiscal 2011 containing an additional week. Rent and other occupancy revenue increased $687, or 5.6%, primarily due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised restaurants and other expense increased $9,533, or 24.4%, to $48,548 in fiscal 2012 as compared to fiscal 2011. Distribution center expenses increased $5,877, or 30.8%, resulting directly from the increase in distribution center sales to franchisees. The increase in administrative expense of $2,531 was primarily due to increased franchise operations and administration costs to support our long-term growth strategy and an increase of $864 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger. Rent and other occupancy expense increased $1,125, or 11.3%, due primarily to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Fiscal 2011 Compared with Fiscal 2010

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated restaurants decreased $12,033 or 2.0%, to $592,904 during fiscal 2011, as compared to the prior year. This decrease was primarily due to the 4.8% decrease in company-operated same-store sales, which was partially offset by the impact of fiscal 2011 containing one additional week and the revenues generated from new company-operated restaurants opened since the end of fiscal 2010. We estimate the additional week added approximately $10,855 to company-operated restaurants revenue in fiscal 2011. Sales at Carl’s Jr. were negatively impacted during fiscal 2011 by the continued weakness in the overall economy and the resulting impact on unemployment rates and consumer spending, particularly in California where we had more than 360 company-operated Carl’s Jr. restaurants.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2010	19.4%
Increase in food and packaging costs	(1.0)
Payroll and other employee benefits:
Increase in labor costs, excluding workers’ compensation	(0.7)
Increase in workers’ compensation expense	(0.1)
Occupancy and other (excluding depreciation and amortization):
Increase in rent expense	(0.6)
Increase in property tax expense	(0.1)
Other, net	(0.2)
Decrease in advertising expense	0.2

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2011	16.9%

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Franchised Restaurants

	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010
Franchised restaurants and other revenue:
Royalties	$18,415	$15,068	$33,483	$32,346
Distribution centers – food, packaging and supplies	—	86,891	86,891	192,188
Rent and other occupancy	13,138	9,421	22,559	21,674
Franchise fees	414	475	889	1,334

Total franchised restaurants and other revenue	$31,967	$111,855	$143,822	$247,542

Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$5,706	$3,192	$8,898	$6,560
Distribution centers – food, packaging and supplies	—	86,170	86,170	189,346
Rent and other occupancy	11,828	8,673	20,501	19,065

Total franchised restaurants and other expense	$17,534	$98,035	$115,569	$214,971

Franchised restaurants and other revenue decreased by $103,720, or 41.9%, to $143,822 in fiscal 2011, as compared to the prior year. Distribution center sales of food, packaging and supplies to franchisees decreased by $105,297, due to the outsourcing of our Carl’s Jr. distribution center operations beginning July 2, 2010. Royalty revenues increased by $1,137, or 3.5%, due to a net increase of 24 franchised restaurants in fiscal 2011 and the additional week included in fiscal 2011, partially offset by a decrease of 3.5% in franchise-operated same-store sales. Additionally, franchise fee revenues decreased by $445, or 33.4%, due to a reduction in new store franchise fees and development fees as a result of certain deferred revenue balances being written off in acquisition accounting.

Franchised restaurants and other expense decreased by $99,402, or 46.2%, to $115,569 in fiscal 2011, as compared to fiscal 2010. This decrease is mainly due to a $103,176 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $2,338 in administrative expense caused primarily by $1,346 of amortization expense related to franchise agreements recorded in connection with the Merger. Rent and other occupancy expense in fiscal 2011 includes amortization expense of $838 related to favorable and unfavorable leases recorded in connection with the Merger.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated restaurants increased $26,864 or 5.6%, to $506,153 in fiscal 2011 from fiscal 2010. The increase is primarily due to the 4.4% increase in company-operated same-store sales and the additional week included in fiscal 2011, partially offset by the net decrease of nine restaurants during fiscal 2011. We estimate the additional week added approximately $8,954 to company-operated restaurants revenue in fiscal 2011. Our successful promotion of premium products such as the Hand-Breaded Chicken Tenders and popular breakfast items including Biscuit Holes and Made from Scratch Biscuits helped to offset the negative impacts caused by continued economic weakness.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2010	17.6%
Increase in food and packaging costs	(1.0)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.6
Increase in workers’ compensation expense	(0.2)
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.4
Decrease in repairs and maintenance expense	0.2
Decrease in general liability insurance	0.1
Other, net	0.2
Decrease in advertising expense	0.1

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2011	18.0%

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

Occupancy and Other Costs

Utilities expense decreased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, mainly due a decrease in natural gas rates and sales leverage caused by the increase in company-operated same-store sales.

Franchised Restaurants

	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010
Franchised restaurants and other revenue:
Royalties	$30,784	$24,702	$55,486	$51,557
Distribution centers – equipment	9,664	9,220	18,884	21,630
Rent and other occupancy	7,162	5,187	12,349	11,922
Franchise fees	493	371	864	1,064

Total franchised restaurants and other revenue	$48,103	$39,480	$87,583	$86,173

Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$5,960	$4,027	$9,987	$9,297
Distribution centers – equipment	9,854	9,206	19,060	21,199
Rent and other occupancy	6,116	3,852	9,968	8,653

Total franchised restaurants and other expense	$21,930	$17,085	$39,015	$39,149

Franchised restaurants and other revenue increased $1,410, or 1.6%, to $87,583 during fiscal 2011, as compared to fiscal 2010. This increase is mainly due to an increase in royalty revenues of $3,929, or 7.6%, which is due primarily to an increase in royalties resulting from the 3.4% increase in franchise-operated same-store sales and the additional week included in fiscal 2011. This increase was partially offset by the decline in distribution centers revenues of $2,746 resulting from decreases in equipment sales to franchisees associated with new restaurants and equipment sales to third parties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Franchised restaurants and other expense decreased by $134, or 0.3%, to $39,015 in fiscal 2011, as compared to fiscal 2010. This decrease is mainly due to a decrease of $2,139 in distribution centers expense resulting from the decrease in distribution centers sales to franchisees and third parties. This decrease was partially offset by an increase of $690 in administrative expense resulting from an increase of $1,023 in amortization expense related to franchise agreements recorded in connection with the Merger. Rent and other occupancy expense includes amortization expense of $596 in fiscal 2011 related to favorable and unfavorable leases recorded in connection with the Merger.

Fiscal Fourth Quarter 2012 Compared with Fiscal Fourth Quarter 2011

Carl’s Jr.

Company-Operated Restaurants Revenue

Company-operated restaurants revenue decreased $9,548, or 6.6%, for the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011. This decrease was primarily due to the fourth quarter of fiscal 2011 containing one additional week. We estimate the additional week added approximately $10,855 to company-operated restaurants revenue in the fourth quarter of fiscal 2011. This decrease was partially offset by the 1.7% increase in company-operated same-store sales.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2011	17.4%
Increase in food and packaging costs	(1.5)
Payroll and other employee benefits:
Increase in labor costs, excluding workers’ compensation	(0.9)
Increase in workers’ compensation expense	(0.5)
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance expense	0.6
Decrease in general liability insurance expense	0.5
Increase in rent expense	(0.4)
Decrease in utilities expense	0.2
Decrease in supplies and uniforms expense	0.2
Other, net	0.3
Increase in advertising expense	(0.3)

Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2012	15.6%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the prior year period, mainly due to an increase in commodity costs for beef, potato and oil products.

Labor Costs

Labor costs, excluding workers’ compensation expense, increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the prior year period, mainly due to an increase employee benefit expenses and the impact of favorable employer payroll tax legislation in the prior year period that did not recur in the current year period.

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the prior year period, due primarily to unfavorable claims reserve adjustments in the fourth quarter of fiscal 2012 as a result of actuarial analyses of outstanding claims reserves contrasted with favorable claims reserve adjustments in the fourth quarter of fiscal 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Occupancy and Other Costs

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, due primarily to decreased spending on contract services and building maintenance in the fourth quarter of fiscal 2012.

General liability insurance expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, as a result of favorable actuarial adjustments recorded in the fourth quarter of fiscal 2012 contrasted with unfavorable adjustments recorded in the comparable prior year period.

Rent expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the prior year period, mainly due to increases in base rent and favorable adjustments recorded in the prior fiscal quarter that did not recur to the same extent in the current fiscal quarter.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, from the comparable prior year period, due primarily to the impact of fixed asset additions.

Advertising Expense

Advertising expense as a percentage of company-operated restaurants revenue increased from 5.4% to 5.7% during the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011. This increase was mainly due to lower production costs in the prior year quarter.

Franchised Restaurants

	Successor
	Twelve Weeks Ended January 30, 2012	Thirteen Weeks Ended January 31, 2011
Franchised restaurants and other revenue:
Royalties	$8,077	$8,396
Rent and other occupancy	5,173	5,623
Franchise fees	771	180

Total franchised restaurants and other revenue	$14,021	$14,199

Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,662	$2,668
Rent and other occupancy	4,827	5,234

Total franchised restaurants and other expense	$7,489	$7,902

Franchised restaurants and other revenue decreased $178, or 1.3%, in the fourth quarter of fiscal 2012 from the comparable fiscal 2011 period. Royalty revenues decreased $319, or 3.8%, primarily due to the additional week included in the fourth quarter of fiscal 2011 and a 2.4% decrease in domestic franchise-operated same-store sales, partially offset by the net increase of 64 franchised restaurants since the end fiscal 2011. We estimate the additional week in the fourth quarter of fiscal 2011 added approximately $630 to royalty revenues in the prior year period. The decrease in rent and other occupancy revenue of $450, or 8.0%, is due primarily to the additional week included in the fourth quarter of fiscal 2011. These decreases were partially offset by the increase in franchise fee revenues of $591 due to an increase in the number of franchised restaurant openings in the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.

Franchised restaurants and other expense decreased $413, or 5.2%, in the fourth quarter of fiscal 2012 from the comparable fiscal 2011 period. This decrease was primarily due to the decrease in rent and other occupancy expense of $407, or 7.8%, due to the additional week included in the fourth quarter of fiscal 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Hardee’s

Company-Operated Restaurants Revenue

Company-operated restaurants revenue decreased $2,246, or 1.9%, for the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011. This decrease was primarily due to the additional week included in the fourth quarter of fiscal 2011, partially offset by a 6.1% increase in same-store sales for company-operated restaurants. We estimate the additional week added approximately $8,954 to company-operated restaurants revenue in the fourth quarter of fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2011	16.9%
Increase in food and packaging costs	(0.7)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	1.1
Increase in workers’ compensation expense	(1.4)
Occupancy and other (excluding depreciation and amortization):
Increase in general liability insurance expense	(0.5)
Decrease in utilities expense	0.4
Decrease in repairs and maintenance expense	0.3
Increase in credit card and banking fees	(0.3)
Other, net	0.2
Decrease in advertising expense	0.6

Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2012	16.6%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, primarily due to higher commodity costs for beef, pork, dairy and potato products.

Labor Costs

Labor costs, excluding workers’ compensation, decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the increase in same-store sales.

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, primarily due to a charge of $1,976 related to the out-of-period Insurance Reserve Adjustment described in more detail in Note 1 of Notes to Consolidated Financial Statements included herein.

Occupancy and Other Costs

General liability insurance expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, as a result of unfavorable actuarial adjustments recorded in the fourth quarter of fiscal 2012 contrasted with favorable adjustments recorded in the comparable prior year period.

Utilities expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the comparable prior year period, mainly due a decrease in electricity usage and a decrease in gas rates in the fourth quarter of fiscal 2012, as well as sales leverage resulting from the increase in same-store sales.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the comparable prior year period, mainly due to decreased spending on contract services, repairs of restaurant equipment and building maintenance in the fourth quarter of fiscal 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Credit card and banking fees increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, mainly due to an increase in credit card transaction fees and higher credit card sales.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2012, as compared to the fourth quarter of fiscal 2011, due primarily to the impact of fixed asset additions.

Advertising Expense

Advertising expense as a percentage of company-operated restaurants revenue decreased from 5.9% to 5.3% during the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011. This decrease was mainly due to a reduction in local non-broadcast media and print spending.

Franchised Restaurants

	Successor
	Twelve Weeks Ended January 30, 2012	Thirteen Weeks Ended January 31, 2011
Franchised restaurants and other revenue:
Royalties	$13,009	$13,201
Distribution centers – equipment	6,245	3,795
Rent and other occupancy	2,931	3,060
Franchise fees	224	206

Total franchised restaurants and other revenue	$22,409	$20,262

Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,774	$2,657
Distribution centers – equipment	6,392	3,957
Rent and other occupancy	2,492	2,691

Total franchised restaurants and other expense	$11,658	$9,305

Franchised restaurants and other revenue increased $2,147, or 10.6%, in the fourth quarter of fiscal 2012 from the comparable prior year period. Distribution center revenues increased $2,450, or 64.6%, primarily due to an increase in equipment sales to franchisees. Royalty revenues decreased $192, or 1.5%, due to the additional week included in the fourth quarter of fiscal 2011, partially offset by an increase in royalties generated from the 6.0% increase in domestic franchise-operated same-store sales. We estimate the additional week in the fourth quarter of fiscal 2011 added approximately $909 to royalty revenues.

Franchised restaurants and other expense increased $2,353, or 25.3%, in the fourth quarter of fiscal 2012 from the fourth quarter of fiscal 2011. Distribution center expenses increased $2,435, or 61.5%, resulting directly from the increase in distribution center sales to franchisees. The increase in administrative expense of $117, or 4.4%, was primarily due to an increase in administration costs to support our long-term growth strategy, partially offset by the impact of the additional week included in the fourth quarter of fiscal 2011.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases; labor, and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. In addition, we may elect to redeem up to $60,000 of the principal amount of our Notes at a redemption price of 103% of the principal amount of the Notes during the twelve month period commencing July 15, 2012. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of January 31, 2012, we had $64,555 in cash and cash equivalents and $69,087 in available commitments under our Credit Facility to help meet our operating and capital requirements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

We believe our most significant cash uses during the next 12 months will be for capital expenditures, debt service requirements and the partial redemption of our Notes. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013. Assuming the aggregate outstanding principal amount of our Notes remains unchanged from January 31, 2012, we will be required to make semi-annual interest payments on our Notes of approximately $30,264. As discussed below, our Credit Facility matures on July 12, 2015, and our Notes mature on July 15, 2018.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of January 31, 2012, we had no outstanding loan borrowings, $30,913 of outstanding letters of credit, and remaining availability of $69,087 under our Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. Our Credit Facility defines our secured leverage ratio as the ratio of our: (1) Total Secured Debt plus eight times our Net Rent less Unrestricted Cash and Permitted Investments; over (2) Adjusted EBITDAR, each as defined in our Credit Facility. In determining our Total Secured Debt for the purpose of our financial covenants, we include our Notes and other long-term secured debt, capital lease obligations and the portion of the proceeds from financing method sale-leaseback transactions equal to the net book value of the associated properties. As of January 31, 2012, the net book value of the assets associated with financing method sale-leaseback transactions was $48,722. See Note 11 of Notes to Consolidated Financial Statements included herein for further discussion of these sale-leaseback transactions. Our Credit Facility defines our interest coverage ratio as the ratio of Adjusted EBITDA to Cash Interest Expense, each as defined in our Credit Facility. As of January 31, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,087 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of January 31, 2012.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Senior Secured Second Lien Notes

In connection with the Merger, on July 12, 2010, we issued $600,000 aggregate principal amount of senior secured second lien notes in a private placement to qualified institutional buyers, which Notes were exchanged in December 2010 for substantially identical Notes that were registered with the SEC. During fiscal 2012, we extinguished through redemptions (in accordance with the terms of the indenture governing the Notes) and an open market purchase a total of $67,878 of the principal amount of the Notes for cash payments of $69,685, plus $1,264 of accrued and unpaid interest. Subsequent to the redemptions and purchase, and as of January 31, 2012, the principal amount of our Notes outstanding was $532,122. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. As of January 31, 2012, the carrying value of the notes was $523,252, which is presented net of the remaining unamortized original issue discount of $8,870. The Notes mature on July 15, 2018.

In accordance with the indenture governing the Notes, we may be required to make offers to repurchase our Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on December 1, 2011, we commenced a tender offer to purchase up to $27,871 of the principal amount of our Notes (“Tender Offer”) at a redemption price of 103%. The Tender Offer expired on December 29, 2011, with no Notes tendered.

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

We were in compliance with the covenants included in the indenture governing the Notes as of January 31, 2012.

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during each of the 12-month periods beginning July 15, 2012 and July 15, 2013, we may redeem up to $60,000 of the aggregate principal amount of the Notes at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

Sale-Leaseback Transactions

During fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 47 restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

During fiscal 2012, we received proceeds of $67,454 in connection with these transactions, which are included in other long-term liabilities in our Consolidated Balance Sheet as of January 31, 2012. In connection with these transactions, we capitalized deferred financing costs of $3,872 during fiscal 2012. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our Consolidated Balance Sheet, was $48,722 as of January 31, 2012.

We expect that we will sell and leaseback additional restaurant properties in the future; however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 11 of Notes to Consolidated Financial Statements included herein for further discussion.

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, our parent company, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The net proceeds, after payment of offering expenses, were distributed to the corporate parent of Parent. The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes, which will be paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Parent Note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Parent paid the September 15, 2011 and March 15, 2012 interest payment entirely in PIK Interest. Parent will also pay the September 15, 2012 payment entirely in PIK Interest.

During fiscal 2012, CKE purchased $9,948 principal amount of Parent Notes (“Purchased Parent Notes”) for $8,362, which represents a weighted average price of 84.06% of the principal amount of the Purchased Parent Notes. For accounting purposes, we have recorded our investment in Parent Notes, which remain outstanding, as a reduction of stockholder’s equity. See Note 9 of Notes to Consolidated Financial Statements included herein for further discussion.

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

Cash Flows

During fiscal 2012, cash provided by operating activities was $95,343. The net loss of $6,261 for fiscal 2012 includes certain expenses which are added back in deriving cash flows from operations, including depreciation and amortization expense of $82,044, share-based compensation expense of $4,593, a loss of $4,188 recorded for the early extinguishment of our Notes and amortization of $3,961 for deferred financing costs and discount on notes. Additionally, changes in our operating assets and liabilities resulted in an increase to cash flows from operations of $6,569. The amounts of our operating assets and liabilities can vary significantly from year to year, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during fiscal 2012 totaled $49,505, which principally consisted of purchases of property and equipment of $52,423, partially offset by $1,985 of proceeds from the sale of property and equipment and $749 of collections of non-trade notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Capital expenditures for fiscal 2012 and 2011 were as follows:

	Successor	Successor/ Predecessor
	2012	2011
Remodels:
Carl’s Jr.	$3,231	$2,617
Hardee’s	10,477	15,537
Capital maintenance:
Carl’s Jr.	12,573	11,051
Hardee’s	11,512	14,806
New restaurants and rebuilds:
Carl’s Jr.	7,036	10,889
Hardee’s	2,142	3,602
Dual-branding:
Carl’s Jr.	457	858
Hardee’s	2,069	2,346
Real estate	1,086	20
Corporate and other	1,840	1,372

Total	$52,423	$63,098

Capital expenditures for fiscal 2012 decreased $10,675, or 16.9%, from the prior year mainly due to decreases of $5,313 in new restaurants and rebuilds, $4,446 in restaurant remodels and $1,772 in capital maintenance, which were partially offset by a $1,066 increase in real estate and franchise acquisitions. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

We generally expect each domestic Carl’s Jr. and Hardee’s restaurant to be remodeled every six to eight years, provided that the operating cash flows and available lease term at an individual location justify the additional investment. During the last seven years we have remodeled or developed 384 of our 423 company-operated Carl’s Jr. restaurants, and 424 of our 469 company-operated Hardee’s restaurants. We expect to remodel between 40 and 50 company-operated restaurants during the fiscal year ending January 31, 2013.

Cash used in financing activities during fiscal 2012 was $23,869, which principally consisted of the payment of $69,685 for the early extinguishment of our Notes, $8,362 for the purchase of Parent Notes, $8,011 of repayments of capital lease obligations and $3,920 for payment of deferred financing costs. These cash uses were partially offset by proceeds of $67,454 from financing method sale-leaseback transactions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Long-Term Obligations

Contractual Cash Obligations

The following table presents our long-term contractual cash obligations as of January 31, 2012:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt(1)	$532,511	$3	$8	$9	$532,491
Interest and commitment fees on long-term debt(1)(2)	400,181	62,467	124,933	121,951	90,830
Capital lease obligations(3)(4)	59,814	12,007	18,649	15,033	14,125
Operating lease obligations(3)	709,109	89,779	163,240	129,565	326,525
Financing method sale-leaseback obligations(5)	109,506	4,794	9,588	9,761	85,363
Unconditional purchase obligations(6)	87,168	75,063	7,430	2,384	2,291
Other commitments(7)	4,213	2,183	1,921	109	—

Total contractual cash obligations	$1,902,502	$246,296	$325,769	$278,812	$1,051,625

(1)	The amounts reported above do not include the Parent Notes.
(2)	Represents interest obligations on our long-term debt, commitment fees related to the unused portion of our Credit Facility and fees related to our outstanding letters of credit. The amounts included above assume no changes to the borrowings on our Credit Facility through maturity or early redemption of our Notes.
(3)	The amounts reported above as operating lease and capital lease obligations include leases contained in the estimated liability for closed restaurants and leases for which we sublease the related properties to others. Additional information regarding operating lease and capital lease obligations can be found in Note 10 of Notes to Consolidated Financial Statements included herein.
(4)	Capital lease obligations consist of the undiscounted value of the future principal and interest payments.
(5)	Additional information regarding our sale-leaseback financing obligations can be found in Note 11 of Notes to Consolidated Financial Statements included herein.
(6)	Unconditional purchase obligations include contracts for goods and services, primarily related to system restaurant operations and contractual commitments for marketing and sponsorship arrangements.
(7)	Other commitments shown in the table above are comprised of executive retention bonuses and obligations which represent uncertain tax positions. The years for which the uncertain tax positions will be effectively settled or paid have been estimated in scheduling the obligations within the table. In addition to the obligations in the table above, approximately $3,870 of unrecognized tax benefits have been recorded as an offset to deferred income tax assets, of which $1,342 is anticipated to be effectively settled or paid within one year. Additionally, we have $9,867 of unrecognized tax positions which are fully offset by a valuation allowance of which we are uncertain as to if or when such amounts may be settled.

Other Commercial Commitments

The following table presents our other commercial commitments as of January 31, 2012. See Note 15 of Notes to Consolidated Financial Statements included herein for additional discussion.

	Amount of Commitment Expirations Per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Outstanding letters of credit	$30,913	$30,913	$—	$—	$—
Other(1)	1,016	675	302	19	20

Total other commercial commitments	$31,929	$31,588	$302	$19	$20

(1)	Other includes commitments retained in connection with the sale of La Salsa in fiscal 2008 and consists of contingent liabilities related to guarantees and assignments of La Salsa leases and self-insured workers’ compensation, general and auto liability claims that arose prior to the completion of the sale of La Salsa.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Business Combinations

We allocate the purchase price of business combinations to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess, if any, of the purchase price over these fair values is recorded as goodwill. Management is required to make certain estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. The significant purchased intangible assets recorded by us in connection with the Merger include trademarks/tradenames, franchise agreements, and favorable lease agreements. The fair values assigned to these identified intangible assets are discussed in detail in Note 2 of Notes to Consolidated Financial Statements included herein.

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

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Refer to additional discussion in Note 2 of Notes to Consolidated Financial Statements included herein.

Impairment of Restaurant-Level Long-Lived Assets

During the second and fourth quarter of each fiscal year, and whenever events or circumstances indicate that the carrying value of assets may be impaired, we evaluate our restaurant-level long-lived assets for impairment. For purposes of impairment testing, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level for property and equipment and favorable leases. For each asset group, we evaluate whether there are indicators of impairment such as sequential annual cash flow losses or adverse changes in the physical condition or expected use of the asset group. When indicators of impairment exist, we evaluate whether the assets are recoverable by comparing the undiscounted future cash flows that we expect to generate from their use and disposal to their carrying value. Restaurant-level assets that are not deemed to be recoverable are written down to their estimated fair value, which is determined by assessing the highest and best use of the assets and the amounts that would be received for such assets in an orderly transaction between market participants.

In connection with analyzing restaurant-level long-lived assets to determine if they have been impaired, we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful life in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled, the maturity of the related market and other relevant information. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

As of the date of our fourth quarter fiscal 2012 impairment evaluation, we had a total of 35 restaurants within our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. The asset groups, which include property and equipment and favorable lease assets, had combined net book values of $13,321. If these negative cash flow restaurants do not begin generating positive cash flows within a reasonable period of time, the carrying value of the assets associated with these restaurants may prove to not be fully recoverable, and we may recognize additional impairment charges in the future. During fiscal 2012, we recorded impairment charges of $766 related to restaurant-level long-lived assets.

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

As of January 31, 2012, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,719 for our Hardee’s reporting unit. The goodwill for both reporting units resulted primarily from the Merger on July 12, 2010. During the fourth quarter of fiscal 2012, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair values of both the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values by more than 20%. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test, and improvements in operating results and cash flows. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of January 31, 2012, our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. We test our indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. During the fourth quarter of fiscal 2012, we performed our impairment test for trademarks/tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

Our definite-lived intangible assets are amortized utilizing a straight-line basis over their estimated useful lives and are tested for impairment when events or circumstances indicate the carrying value may be impaired. Refer to discussion of long-lived assets for a discussion of impairment of restaurant-level long-lived assets.

Estimated Liability for Closed Restaurants

We use certain assumptions to determine the amount of the estimated liability for closed restaurants. The most significant assumptions relate to the determination of the estimated liability for future lease payments and other contractual obligations on vacant restaurants, and the extent to which these costs may be reasonably expected to be recovered by future sublease income. We estimate the cost to maintain leased vacant properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease such properties, we may need to record additional estimated liabilities. If the vacant restaurants are not subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. Our estimated liability for closed restaurants was $3,912 as of January 31, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We generally have stop loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250; however, our retained risk is substantially higher for a small number of older claims. We estimate our self-insurance exposure based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development and our actuary’s estimate of unpaid losses for each loss category. We record our accrued liabilities for self-insurance at present value, based on an estimated risk-free interest rate at the balance sheet date. Our actual future claim loss development may be better or worse than the development we estimated in conjunction with our actuary, in which case our reserves would require adjustment. If we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense. Our estimated liability for self-insurance was $41,466 as of January 31, 2012.

Loss Contingencies

The assessment of contingencies is highly subjective and requires judgments about future events. We review loss contingencies at least quarterly to develop estimates of the likelihood and range of possible settlement. Those contingencies that are deemed to be probable, and for which the expected loss is reasonably estimable, are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements. As of January 31, 2012, we have recorded an accrued liability for contingencies related to litigation in the amount of $2,409, with an expected range of losses from $2,409 to $5,759.

In addition, as of January 31, 2012, we estimated the contingent liability of losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,550 to $12,700. We are also involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated. We expense our legal defense costs as incurred.

See Note 15 of Notes to Consolidated Financial Statements included herein for further information.

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

Franchise Operations

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Our franchising income is dependent on both the number of restaurants operated by our franchisees and their operational and financial success, such that they can make their royalty and rent payments to us. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. We cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such revenue is not reasonably assured.

Our consolidated allowances for doubtful accounts on accounts receivable and notes receivable are 0.2% and 1.3% of the gross accounts and notes receivable balances, respectively, as of January 31, 2012. Although we regularly review the allowances for doubtful accounts, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee.

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2012, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $41,027 and $12,682, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, transfer the restaurant to another franchisee, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property’s carrying value was impaired, we would record a charge to operations for the amount the carrying value of the property that exceeds its fair value. As of January 31, 2012, the net book value of properties under lease to Hardee’s and Carl’s Jr. franchisees that were considered to be financially troubled franchisees was approximately $3,467 and $718, respectively, which are also included in the amounts above.

Income Taxes

For periods subsequent to the Merger, we are included in the consolidated federal income tax returns and combined state income tax returns of Parent. For the purpose of determining the income taxes attributed to CKE and its subsidiaries, we prepare our income tax provision as if we were a separate taxpayer. As a result of this treatment, we make income tax payments to Parent based upon our separate return taxable income.

Significant judgments and estimates are required in determining our consolidated income tax expense. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state and local income taxes and the deductibility of other items. Our income tax (benefit) expense, deferred income tax assets and liabilities, valuation allowance against deferred income tax assets, and reserves for uncertain tax positions reflect management’s best assessment of estimated current and future taxes attributable to our operations.

We record deferred income taxes for the estimated income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred income tax assets are also recorded for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused.

As of January 31, 2012, our valuation allowance of $9,305 against deferred income tax assets relates to certain state NOL carryforwards and a portion of our state income tax credits. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities and in certain jurisdictions.

From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the Internal Revenue Service, or similar state taxing authority, has completed its examination or until the statute of limitations has expired.

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

New Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included herein.

Presentation of Non-GAAP Measures

We have included in this Annual Report certain measures of financial performance that are not defined by GAAP. Company-operated restaurant-level adjusted EBITDA, company-operated restaurant-level adjusted EBITDA margin and franchise restaurant adjusted EBITDA are non-GAAP measures utilized by management internally to evaluate and compare our operating performance for company-operated restaurants and franchised restaurants between periods. Each of these non-GAAP financial measures is derived from amounts reported within our Consolidated Financial Statements, and the computations of each of these measures have been included within our “Operating Review” section of Management’s Discussion and Analysis within this Item 7.

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

Franchise Restaurant Adjusted EBITDA

We define franchise restaurant adjusted EBITDA, which is expressed in dollars, as franchised restaurants and other revenue less franchised restaurants and other expense excluding depreciation and amortization expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Impact of Inflation

Inflation has an impact on food and packaging, construction, occupancy, labor and benefits, and general and administrative costs, all of which can significantly affect our operating results. In particular, the cost of food commodities has increased markedly over the last two years, resulting in upward pricing pressure on many of our raw ingredients, and thereby increasing our food costs. We expect that there may be additional and potentially worsening pricing pressure on some of our key ingredients, most notably beef, during fiscal 2013. Historically, consistent with others in the QSR industry, we have generally been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors. In addition, we routinely enter into purchasing contracts or pricing arrangements for certain commodities that set in advance the price of a given commodity for a fixed period of time, which are designed to mitigate the effects of cost volatility. Significant and/or prolonged increases in the prices of the ingredients most critical to our menu, particularly beef, could significantly affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

During fiscal 2012, CKE purchased $9,948 principal amount of Parent Notes (“Purchased Parent Notes”) for $8,362, which represents a weighted average price of 84.06% of the principal amount of the Purchased Parent Notes. Parent paid the September 15, 2011 and March 15, 2012 interest payments entirely in PIK Interest. Parent will also pay the September 15, 2012 interest payment entirely in PIK Interest. See Note 9 of Notes to Consolidated Financial Statements included herein for additional discussion.

As of January 31, 2012, the principal amount of Parent’s total long-term debt on a stand-alone basis was $211,313, including the $9,948 principal amount of the Purchased Parent Notes. As of January 31, 2012, the carrying amount of Parent’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Parent Notes, was $207,889, which is presented net of the unamortized portion of the original issue discount of $3,424. During fiscal 2012, Parent incurred interest expense of $21,658 on a stand-alone basis. Parent’s consolidated interest expense was $98,638 during fiscal 2012. Since the Purchased Parent Notes continue to be held by CKE, $386 of Parent’s stand-alone interest expense, which is associated with the Purchased Parent Notes, has been eliminated in Parent’s consolidated interest expense for fiscal 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in commodity prices. In the normal course of business, we may employ policies and procedures to manage our exposure to these changes.

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of January 31, 2012, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the U.S. relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our international franchisees. Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. As of January 31, 2012, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the fiscal 2012, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised restaurants and other revenue would have decreased $1,675.

Commodity Price Risk

We, along with our franchisees, purchase large quantities of food, packaging and supplies. The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, dairy, cheese, produce, wheat flour and soybean oil. The cost of food commodities has increased markedly over the last two years, resulting in upward pricing pressure on many of our raw ingredients, and thereby increasing our food costs. Furthermore, we expect that there may be additional and potentially worsening pricing pressure on some of our key ingredients, most notably beef, during fiscal 2013.

Like all restaurant companies, we are susceptible to commodity price risks as a result of factors beyond our control, such as general economic conditions, significant variations in supply and demand, seasonal fluctuations, weather conditions, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, commodity market speculation and government regulations. To mitigate these risks, we routinely enter into purchasing contracts or pricing arrangements for certain commodities that contain commodity risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use for certain commodities set in advance the price of a given commodity for a fixed period of time, which helps to mitigate the effects of commodities price volatility. These purchasing contracts and pricing arrangements may result in unconditional purchase obligations, which are not reflected in our Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue, which could negatively impact our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at Item 15  — Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that material information required to be disclosed in reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2012. The evaluation was performed using the internal control evaluation framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Management, together with our principal executive officer and principal financial officer, evaluated the changes in our internal control over financial reporting during the fourth quarter of fiscal 2012. We determined that there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning our current executive officers is contained in Item 1 of Part I of this Annual Report. The remaining information pertaining to our directors, executive officers and corporate governance matters required by this Item 10 is incorporated into this Annual Report by reference to an amendment to this Annual Report which will be filed within 120 days after our fiscal year ended January 30, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this Item 11 is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended January 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended January 30, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information pertaining to certain relationships and related transactions, and director independence required by this Item 13 is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended January 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information pertaining to principal accounting fees and services required by this Item 14 is incorporated into this Annual Report by reference to an amendment to this Annual Report, which will be filed within 120 days after our fiscal year ended January 30, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	68
	Consolidated Balance Sheets	69
	Consolidated Statements of Operations	70
	Consolidated Statements of Stockholders’ Equity	71
	Consolidated Statements of Cash Flows	72
	Notes to Consolidated Financial Statements	73

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not required.

(a)(3)	Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report beginning on page 106 hereof and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

Date: April 11, 2012	By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder,
Chief Executive Officer
(Principal Executive Officer)

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

Signature	Title	Date

/s/ ANDREW F. PUZDER Andrew F. Puzder	Chief Executive Officer (Principal Executive Officer) and Director	April 11, 2012

/s/ THEODORE ABAJIAN Theodore Abajian	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 11, 2012

/s/ REESE STEWART Reese Stewart	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 11, 2012

/s/ PETER COPSES Peter Copses	Chairman of the Board	April 11, 2012

/s/ ROBERT DINICOLA Robert DiNicola	Director	April 11, 2012

/s/ GEORGE GOLLEHER George Golleher	Director	April 11, 2012

/s/ LANCE MILKEN Lance Milken	Director	April 11, 2012

/s/ DANIEL E. PONDER, JR. Daniel E. Ponder, Jr.	Director	April 11, 2012

/s/ JEROLD H. RUBINSTEIN Jerold H. Rubinstein	Director	April 11, 2012

/s/ C. THOMAS THOMPSON C. Thomas Thompson	Director	April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CKE Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2012 and 2011 (Successor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2012 (Successor), the twenty-nine weeks ended January 31, 2011 (Successor), the twenty-four weeks ended July 12, 2010 (Predecessor), and the year ended January 31, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2012 and 2011 (Successor), and the results of their operations and their cash flows for the year ended January 31, 2012 (Successor), the twenty-nine weeks ended January 31, 2011 (Successor), the twenty-four weeks ended July 12, 2010 (Predecessor) and the year ended January 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 2 to the consolidated financial statements, the Company was acquired through a merger on July 12, 2010. As a result of the merger, the consolidated financial information for periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Irvine, California

April 11, 2012

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par values)

	Successor
	January 31, 2012	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,555	$42,586
Accounts receivable, net	24,099	27,533
Related party trade receivables	252	216
Inventories	16,144	14,526
Prepaid expenses	15,897	14,219
Advertising fund assets, restricted	18,407	18,464
Deferred income tax assets, net	25,140	17,079
Other current assets	3,695	4,261

Total current assets	168,189	138,884
Notes receivable, net	—	172
Property and equipment, net	645,552	676,350
Goodwill	208,885	207,817
Intangible assets, net	433,139	448,499
Other assets, net	24,373	24,444

Total assets	$1,480,138	$1,496,166

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3	$29
Current portion of capital lease obligations	7,988	7,434
Accounts payable	40,790	41,442
Advertising fund liabilities	18,407	18,464
Other current liabilities	85,169	81,958

Total current liabilities	152,357	149,327
Long-term debt, less current portion	523,638	589,987
Capital lease obligations, less current portion	34,981	41,082
Deferred income tax liabilities, net	156,656	151,828
Other long-term liabilities	197,767	139,173

Total liabilities	1,065,399	1,071,397

Commitments and contingencies (Notes 6, 9, 10, 11, 15 and 20)
Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of January 31, 2012 and 2011	—	—
Additional paid-in capital	457,252	452,659
Investment in Parent Notes	(8,362)	—
Accumulated deficit	(34,151)	(27,890)

Total stockholder’s equity	414,739	424,769

Total liabilities and stockholder’s equity	$1,480,138	$1,496,166

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Revenue:
Company-operated restaurants	$1,122,430	$598,753	$500,531	$1,084,474
Franchised restaurants and other	157,897	80,355	151,588	334,259

Total revenue	1,280,327	679,108	652,119	1,418,733

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	344,394	176,310	148,642	309,728
Payroll and other employee benefits	325,890	173,717	147,391	313,368
Occupancy and other	269,331	145,882	118,138	258,301

Total restaurant operating costs	939,615	495,909	414,171	881,397
Franchised restaurants and other	81,372	39,464	115,120	254,124
Advertising	65,061	34,481	29,647	64,443
General and administrative	130,855	84,833	59,859	134,579
Facility action charges, net	(6,018)	1,683	590	4,695
Other operating expenses, net	545	20,003	10,249	—

Total operating costs and expenses	1,211,430	676,373	629,636	1,339,238

Operating income	68,897	2,735	22,483	79,495
Interest expense	(77,366)	(43,681)	(8,617)	(19,254)
Other (expense) income, net	(2,871)	1,645	(13,609)	2,935

(Loss) income before income taxes	(11,340)	(39,301)	257	63,176
Income tax (benefit) expense	(5,079)	(11,411)	7,772	14,978

Net (loss) income	$(6,261)	$(27,890)	$(7,515)	$48,198

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Predecessor:
Balance as of January 31, 2009	54,652,983	$546	$276,068	$(82,338)	$194,276
Cash dividends declared	—	—	—	(13,142)	(13,142)
Issuance of restricted stock awards, net of forfeitures	637,719	7	(7)	—	—
Exercise of stock options	190,986	2	836	—	838
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	(391)	—	(391)
Share-based compensation expense	—	—	8,120	—	8,120
Repurchase and retirement of common stock	(191,062)	(2)	(1,722)	—	(1,724)
Net income	—	—	—	48,198	48,198

Balance as of January 31, 2010	55,290,626	553	282,904	(47,282)	236,175
Forfeitures of restricted stock awards	(78,484)	(1)	1	—	—
Exercise of stock options	154,317	2	1,061	—	1,063
Share-based compensation expense	—	—	4,710	—	4,710
Repurchase and retirement of common stock	(178,800)	(2)	(2,070)	—	(2,072)
Net loss	—	—	—	(7,515)	(7,515)

Balance as of July 12, 2010	55,187,659	$552	$286,606	$(54,797)	$232,361

	Common Stock		Additional Paid-In Capital	Investment in Parent Notes	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Successor:
Equity contribution	100	$—	$450,000	$—	$—	$450,000
Share-based compensation expense	—	—	2,659	—	—	2,659
Net loss	—	—	—	—	(27,890)	(27,890)

Balance as of January 31, 2011	100	—	452,659	—	(27,890)	424,769
Share-based compensation expense	—	—	4,593	—	—	4,593
Investment in Parent Notes	—	—	—	(8,362)	—	(8,362)
Net loss	—	—	—	—	(6,261)	(6,261)

Balance as of January 31, 2012	100	$—	$457,252	$(8,362)	$(34,151)	$414,739

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Cash flows from operating activities:
Net (loss) income	$(6,261)	$(27,890)	$(7,515)	$48,198
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	82,044	41,881	33,703	71,064
Amortization of deferred financing costs and discount on notes	3,961	2,089	522	1,035
Loss on early extinguishment of senior secured second lien notes	4,188	—	—	—
Share-based compensation expense	4,593	2,659	4,710	8,120
Provision for (recovery of) losses on accounts and notes receivable	129	127	(100)	(212)
Loss (gain) on disposal of property and equipment	1,570	4,220	(1,857)	1,730
Deferred income taxes	(3,233)	(10,835)	8,241	11,797
Other non-cash charges	1,783	591	317	3,529
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	(973)	7,594	4,747	1,766
Estimated liability for closed restaurants and estimated liability for self-insurance	587	(107)	(1,697)	(2,111)
Accounts payable and other current and long-term liabilities	6,955	(31,722)	4,579	4,850

Net cash provided by (used in) operating activities	95,343	(11,393)	45,650	149,766

Cash flows from investing activities:
Purchases of property and equipment	(52,423)	(29,360)	(33,738)	(102,306)
Acquisition of Predecessor	—	(693,478)	—	—
Proceeds from sale of property and equipment	1,985	1,283	1,011	4,457
Proceeds from sale of Distribution Center assets	—	1,992	19,203	—
Collections of non-trade notes receivable	749	312	673	3,399
Acquisition of restaurants, net of cash received	—	—	—	(1,041)
Other investing activities	184	95	(284)	135

Net cash used in investing activities	(49,505)	(719,156)	(13,135)	(95,356)

Cash flows from financing activities:
Net change in bank overdraft	(729)	1,030	(7,364)	3,295
Borrowings under revolving credit facilities	—	—	138,500	122,000
Repayments of borrowings under revolving credit facilities	—	(34,000)	(134,500)	(154,000)
Repayments of Predecessor senior credit facility term loan	—	(236,487)	(10,945)	(4,303)
Proceeds from issuance of senior secured second lien notes, net of original issue discount	—	588,510	—	—
Proceeds from financing method sale-leaseback transactions	67,454	—	—	—
Payment of deferred financing costs	(3,920)	(19,981)	—	—
Payment for early extinguishment of senior secured second lien notes	(69,685)	—	—	—
Repayments of other long-term debt	(616)	(14)	(13)	(21)
Repayments of capital lease obligations	(8,011)	(4,288)	(3,748)	(7,277)
Purchase of Parent Notes	(8,362)	—	—	—
Repurchase of common stock	—	—	(2,072)	(1,724)
Exercise of stock options	—	—	1,063	838
Tax impact of stock option and restricted stock award transactions	—	—	—	299
Dividends paid on common stock	—	—	(3,317)	(13,140)
Net advances from (to) affiliates of Apollo Management	—	2,641	(2,641)	—
Equity contribution	—	450,000	—	—

Net cash (used in) provided by financing activities	(23,869)	747,411	(25,037)	(54,033)

Net increase in cash and cash equivalents	21,969	16,862	7,478	377
Cash and cash equivalents at beginning of period	42,586	25,724	18,246	17,869

Cash and cash equivalents at end of period	$64,555	$42,586	$25,724	$18,246

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except shares, units of profit sharing interests and per share amounts)

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CKE Restaurants, Inc.® (“CKE”), through its wholly-owned subsidiaries, owns, operates and franchises the Carl’s Jr. ®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE and its consolidated subsidiaries (the “Company”) throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in Russia and the Far East. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States with a growing international presence in the Middle East. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of January 31, 2012, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	469	—	892
Domestic franchised	693	1,226	9	1,928
International franchised	197	226	—	423

Total	1,313	1,921	9	3,243

As of January 31, 2012, 258 of our 423 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 219 of our 469 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

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

We operate on a retail accounting calendar. For clarity of presentation, we generally label all years presented as if the fiscal year ended January 31. The fiscal year ended January 30, 2012 is referred to herein as fiscal 2012 or the fiscal year ended January 31, 2012. The fiscal year ended January 31, 2011 includes the combined Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010 and is referred to herein as fiscal 2011. The fiscal year ended January 25, 2010 is referred to herein as fiscal 2010 or the fiscal year ended January 31, 2010. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Our fiscal year ended January 31, 2011 contained 53 weeks, whereby the one additional week was included in our fourth quarter.

During the fourth quarter of fiscal 2012, we identified and corrected an immaterial error, which relates to and arose during periods prior to fiscal 2010, that impacted our previously reported estimated liability for self-insurance in our Hardee’s operating segment. Our previously reported self-insured workers’ compensation claims reserves were understated as a result of inaccurate claims reserve data provided by an external claims administrator that handles a population of 15 workers’ compensation claims, all of which relate to injuries that occurred between 1991 and 1996. Management assessed the materiality of the out-of-period correction on both a quantitative and qualitative basis and concluded that it was immaterial to our Consolidated Financial Statements for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010. As a result, during the fourth quarter of fiscal 2012, we increased our estimated liability for self-insurance by $1,976 (“Insurance Reserve Adjustment”), resulting in a corresponding increase of $1,976 in payroll and other employee benefits expense.

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform with the current year presentation.

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (the “Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $18,407 and $18,464 of advertising fund assets, restricted, and advertising fund liabilities in our Consolidated Balance Sheets as of January 31, 2012 and January 31, 2011, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

In addition to the Hardee’s Funds, we have variable interests in certain of our franchisees, primarily as a result of leasing activities and notes receivable. We do not maintain ownership interests in our franchisees, and none of our assets serve as collateral for the creditors of our franchisees. We have reviewed these franchise entities in accordance with authoritative accounting guidance and concluded that consolidation is not required.

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

•	estimation of the appropriate allowances associated with franchise and other receivables;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation;

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	estimation of our deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate; and

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

Assets Held For Sale

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. We no longer depreciate assets once classified as held for sale. As of January 31, 2012, we did not have any assets classified as held for sale. As of January 31, 2011, total assets held for sale were $196 and were comprised of one surplus property in our Hardee’s operating segment. Assets held for sale are included within other current assets within the accompanying Consolidated Balance Sheet as of January 31, 2011.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which generally range from three to 40 years.

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

We enter into leases that contain provisions for scheduled rent increases, rent concessions and leasehold improvement incentives. The impacts of such lease provisions are recorded to rent expense on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date we are given control of the leased premises through the end of the lease term, which may include a rent holiday period prior to our opening the restaurant on the leased premises. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements. Contingent rentals are generally based on revenue in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they are incurred.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Costs

We capitalize direct costs and interest costs associated with construction projects that have a future benefit. If we subsequently make a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses.

Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis, or more frequently if events and/or circumstances indicate that goodwill might be impaired. We perform our annual goodwill impairment test on the last day of the first accounting period in our fiscal fourth quarter, which was on December 5, 2011 during fiscal 2012. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. We consider the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods.

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

As of January 31, 2012, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,719 for our Hardee’s reporting unit. The goodwill for both reporting units primarily resulted from the Merger on July 12, 2010. During the fourth quarter of fiscal 2012, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair values of both the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values by more than 20%. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test, and improvements in operating results and cash flows. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

Our indefinite-lived intangible assets consist of trademarks/tradenames. We test trademarks/tradenames for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. During the fourth quarter of fiscal 2012, we performed our impairment test for trademarks/tradenames and concluded that no impairment charge was required.

Our definite-lived intangible assets are amortized utilizing a straight-line basis over their estimated useful lives and are tested for impairment when events or circumstances indicate the carrying value may be impaired. Refer to discussion of facility action charges for a discussion of impairment of restaurant-level long-lived assets.

Bank Overdraft

Bank overdraft liabilities are included within accounts payable in our accompanying Consolidated Balance Sheets. As of January 31, 2012 and 2011, our bank overdraft liability was $13,871 and $14,601, respectively. We classify changes in bank overdraft balances as a financing activity in our accompanying Consolidated Statements of Cash Flows.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized, utilizing the effective interest method, as a component of interest expense over the terms of the respective financing arrangements. These deferred costs are included in other assets, net in our accompanying Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Company-operated restaurants revenue is recognized upon the sale of food or beverage to a customer in the restaurant. Franchised restaurants and other revenue includes continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental revenue is recognized in the period earned. Sales of equipment (and Predecessor sales of food, packaging, and supplies) to franchisees are recognized at the time of delivery to the franchisees. Our accounting policy is to present the taxes collected from customers and remitted to government authorities on a net basis.

Franchise Operations

Franchise agreements set out the terms of our arrangements with our domestic and international franchisees. Our franchise agreements require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

We incur expenses that benefit our franchisee community. These expenses, along with other costs of sales and servicing of franchise agreements, are charged to franchised restaurants and other expense as incurred. Franchised restaurants and other revenue also includes rental revenue from leasing or subleasing restaurants to franchisees. The related occupancy costs are included in franchised restaurants and other expense. If we sublease restaurants to a franchisee on terms that result in a probable loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net. (See accounting policy for Facility Action Charges—Store Closure Costs, below.)

Each quarter, we perform an analysis to estimate bad debts for each franchisee, compare the aggregate result of that analysis to the allowances for doubtful accounts and adjust the allowances as appropriate. Additionally, we cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectibility of such amounts is not reasonably assured. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, which have paid us in full or established a consistent record of payments (generally six months) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise restaurants by us or by other franchisees, a modification of the franchise agreement (which may include a provision to defer certain royalty payments or reduce royalty rates in the future), a restructuring of the franchisee’s business and/or finances (including the restructuring of subleases for which we are the primary obligee to the landlord— see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most likely outcome.

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

Our Successor equity-based compensation structure includes time vesting profit sharing interests (“Units”) and performance vesting Units. We recognize compensation expense relating to the time vesting Units ratably over the requisite service period for the entire award. The performance vesting Units can vest either through meeting a performance and service condition or meeting a service, market and performance condition. We record compensation expense for performance vesting Units when we deem the achievement of the performance goals to be probable. We recognize compensation expense for each separately vesting portion of the performance vesting Units over the requisite service period that is determined to be the most likely outcome.

Our share-based compensation structure in effect as of January 31, 2012 is described more fully in Note 18.

Loss Contingencies

We routinely assess loss contingencies to develop estimates of likelihood of loss and range of possible settlement. Those loss contingencies that are deemed to be probable, and for which the amount of expected loss is reasonably estimable, are accrued in our accompanying Consolidated Financial Statements. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome. See Note 15 for further discussion.

Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We generally have stop-loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250; however, our retained risk is substantially higher for a small number of older claims. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 2.75% as of January 31, 2012. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred, actuarial observations of historical claim loss development, and our actuary’s estimate of unpaid losses for each loss category. As of January 31, 2012 and 2011, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $41,466 and $39,581, respectively.

Facility Action Charges

From time to time, we identify under-performing restaurants that have carrying values in excess of their fair values and, as a result, we may record impairment charges. We may also close or refranchise these or other restaurants and lease or sublease the restaurant property to a franchisee or to a business other than one of our restaurant concepts. The financial statement impact resulting from these and similar actions are recorded in our accompanying Consolidated Statements of Operations as facility action charges, net and include:

(i)	impairment of restaurant-level long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including subleasing of closed facilities at amounts below our primary lease obligations; and

(iii)	gain or loss on the sale of restaurants and refranchising transactions.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, expected sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i) Impairment of Restaurant-Level Long-Lived Assets

During the second and fourth quarter of each fiscal year, and whenever events or circumstances indicate that the carrying value of assets may be impaired, we evaluate our restaurant-level long-lived assets for impairment. For purposes of impairment testing, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level for fixed assets, capital lease assets and favorable leases. For each asset group, we evaluate whether there are indicators of impairment such as sequential annual cash flow losses or adverse changes in the physical condition or expected use of the asset group. When indicators of impairment exist, we evaluate whether the assets are recoverable by comparing the undiscounted future cash flows that we expect to generate from their use and disposal to their carrying value. Restaurant-level assets that are not deemed to be recoverable are written down to their estimated fair value, which is determined by assessing the highest and best use of the assets and the amounts that would be received for such assets in an orderly transaction between market participants.

In connection with our impairment analyses, we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful life in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled, the maturity of the related market and other relevant information. We generally estimate the useful life of restaurants on owned property to be 20 to 40 years and estimate the useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including option periods. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

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

The estimated liability for closed restaurants is based on the future lease payments and other contractual obligations for such properties until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, net of the present value of expected sublease income. The interest rate used to calculate the present value of these liabilities is based on an estimated credit-adjusted risk-free rate at the time the liability is established. This estimated credit-adjusted risk-free rate was 10.0% as of January 31, 2012. We amortize the discount over the expected term of the lease and record the discount amortization within facility action charges, net in our accompanying Consolidated Statements of Operations. Subsequent adjustments to the liability as a result of changes in estimates of sublease income, lease cancellations and other changes are recorded to expense in the period incurred.

(iii) Gain or Loss on the Sale of Restaurants

We record gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the net assets of the restaurants sold.

Income Taxes

For periods subsequent to the Merger, we are included in the consolidated federal income tax returns and combined state income tax returns of Parent. For the purpose of determining the income taxes attributed to CKE and its subsidiaries, we prepare our income tax provision as if we were a separate taxpayer. As a result of this treatment, we make income tax payments to Parent based upon our separate return taxable income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liabilities for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. We record deferred income taxes for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred income tax assets are also recorded for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the Internal Revenue Service (“IRS”), or similar state taxing authority, has completed its examination or until the statute of limitations has expired.

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

Derivative Financial Instruments

We do not use derivative instruments for trading purposes. As of January 31, 2012, we did not have any derivative instruments. For periods prior to the Merger, we had interest rate swap agreements with various counterparties.

We recognized all derivative instruments at fair value as either assets or liabilities on our balance sheet. The fair value of the derivative financial instruments was determined using valuation models that were based on the net present value of estimated future cash flows and incorporated market data inputs. We did not designate our interest rate swap agreements as hedging instruments. Accordingly, the gain or loss as a result of the change in fair value was recognized in our results of operations immediately. See Note 9 for a discussion of our use of interest rate swap agreements.

Credit Risks

Accounts receivable consists primarily of amounts due from franchisees for initial and continuing fees. In addition, we have notes and lease receivables from certain of our franchisees. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands. This concentration of credit risk is mitigated, in part, by the large number of franchisees of each brand and the short-term nature of the franchise fee receivables.

Distributor Concentration Risk

We currently rely on Meadowbrook Meat Company, Inc. (“MBM”) to distribute food, packing and supplies to our Carl’s Jr. and Hardee’s restaurants. Although we could use alternative distributors, a change in distributor, could cause a delay in receipt of food, packaging or supplies and possibly result in loss of sales, which could adversely impact our results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

We did not have any items of other comprehensive income during fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010.

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

Total consideration:
Cash paid to shareholders	$704,065
Less: post-combination share-based compensation expense (see Note 18)	(10,587)

Total purchase price consideration	693,478

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	25,724
Accounts receivable(1)	39,762
Inventories	13,956
Deferred income tax assets, net—current	19,872
Other current assets	36,372
Notes receivable—current and long-term(2)	2,311
Property and equipment(3)	694,205
Intangible assets	457,001
Other assets	5,363
Long-term debt—current and long-term	(271,505)
Capital lease obligations—current and long-term	(52,922)
Accounts payable	(54,811)
Deferred income tax liabilities, net—long-term	(165,456)
Unfavorable lease obligations	(96,356)
Other liabilities—current and long-term(4)	(167,855)

Net assets acquired	485,661

Excess purchase price attributed to goodwill acquired	$207,817

(1)	The gross amount due under accounts receivable acquired is $40,081, of which $319 was expected to be uncollectible.
(2)	The gross amount due under notes receivable acquired is $5,947, of which $3,636 was expected to be uncollectible.
(3)	The estimated fair value of property and equipment acquired consisted of $231,916 of land, $87,709 of leasehold improvements, $223,751 of buildings and improvements, $111,091 of equipment, furniture and fixtures, and $39,738 of capital leases.
(4)	Litigation reserves of $2,305 are included within other current liabilities. Since the acquisition date fair value of these contingent liabilities could not be determined during the measurement period, we recorded an accrued liability for litigation contingencies with a probable likelihood of loss and for which the range of loss was reasonably estimable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of fiscal 2012, we recorded retrospective purchase price adjustments at the acquisition date to increase the fair value of accounts receivable by $7, current deferred income tax assets, net by $768, other current assets by $158, property and equipment by $19,188, other assets by $126, unfavorable lease obligations by $27,376 and other liabilities by $2,436. Purchase price adjustments were also recorded to reduce the fair value of intangible assets by $14,763, capital lease obligations by $127 and long-term deferred income tax liabilities by $13,504. These adjustments to our purchase price allocation caused an increase to goodwill of $10,697. In connection with the completion of our accounting for the acquisition of Predecessor during the second quarter of fiscal 2012, no further acquisition accounting adjustments were recorded.

We have retrospectively adjusted our post-combination consolidated results of operations and cash flows for the impacts of the purchase price adjustments. As a result of the retrospective adjustments, our net loss for the Successor twenty-nine weeks ended January 31, 2011 decreased by $852, and our Successor stockholder’s equity as of January 31, 2011 increased by the same amount.

At the time of the Merger, the Company believed its market position and future growth potential for both company-operated and franchised restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. There was $45,939 of goodwill recognized in connection with the Merger that had carryover basis from previous acquisitions and was expected to be deductible for federal income tax purposes.

Transaction Costs

We recorded $545, $20,003 and $13,691 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our accompanying Consolidated Statements of Operations for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011 and the Predecessor twenty-four weeks ended July 12, 2010, respectively. Additionally, we recorded a termination fee for a prior merger agreement (“Prior Merger Agreement”) of $9,283 and $5,000 in reimbursable costs within other (expense) income, net in our accompanying Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the Transactions had occurred on February 1, 2010 for fiscal 2011, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs and share-based compensation expense related to the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

Pro Forma Fiscal 2011(1)
Total revenue	$1,332,955
Net loss	(7,526)

(1)	The unaudited pro forma results of operations exclude any effect related to the senior unsecured PIK toggle notes issued by CKE Holdings, Inc. (see Note 9).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). Our adoption of Part I and II of the revised guidance for fair value measurements disclosures as of the beginning of fiscal 2011 and fiscal 2012, respectively, did not have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines, based on qualitative factors, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then it is not required to perform the quantitative two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The provisions of this guidance will apply to CKE beginning in fiscal 2013 since we did not early adopt this guidance. We do not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

NOTE 4 — ACCOUNTS RECEIVABLE, NET AND NOTES RECEIVABLE, NET

Accounts receivable, net, as of January 31, 2012 and 2011 consisted of the following:

	$(00,000)	$(00,000)
	Successor
	2012	2011
Trade receivables	$21,824	$20,524
Taxes receivable	406	2,415
Notes receivable, current portion	1,698	4,509
Other	209	177
Allowance for doubtful accounts	(38)	(92)

	$24,099	$27,533

The long-term portion of notes receivable, net, as of January 31, 2012 and 2011 consisted of the following:

	$(00,000)	$(00,000)
	Successor
	2012	2011
Notes receivable	$20	$172
Allowance for doubtful accounts	(20)	—

	$—	$172

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in the allowances for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
Predecessor:
Balance as of January 31, 2009	$720	$529	$1,249
Recovery of provision	(62)	(150)	(212)
Charge-offs	(300)	—	(300)

Balance as of January 31, 2010	358	379	737
Recovery of provision	(77)	(23)	(100)
Charge-offs	(84)	—	(84)

Balance as of July 12, 2010(1)	$197	$356	$553

Successor:
Opening balance(1)	$—	$—	$—
Provision	127	—	127
Charge-offs	(35)	—	(35)

Balance as of January 31, 2011	92	—	92
Provision	109	20	129
Charge-offs	(163)	—	(163)

Balance as of January 31, 2012	$38	$20	$58

(1)	In acquisition accounting, we adjusted our accounts and notes receivable to fair value resulting in the elimination of historical allowances for doubtful accounts.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of January 31, 2012 and 2011:

		Successor
	Estimated Useful Life	2012	2011
Land		$230,797	$231,601
Leasehold improvements	3-25 years	114,156	97,645
Buildings and improvements	3-40 years	232,373	230,136
Equipment, furniture and fixtures	3-10 years	143,899	117,154
Capital leases	3-33 years	41,337	39,794

		762,562	716,330
Less: accumulated depreciation and amortization(1)		(117,010)	(39,980)

		$645,552	$676,350

(1)	The accumulated amortization related to capital leases was $9,893 and $3,638, as of January 31, 2012 and 2011, respectively.

Depreciation and amortization expense related to property and equipment for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010 was $78,989, $40,220, $33,673 and $71,086, respectively. Amortization of property under capital leases is included within depreciation and amortization expense.

During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, we capitalized interest costs in the amounts of $461, $414, $282 and $766, respectively.

During the Successor twenty-nine weeks ended January 31, 2011, we wrote off capitalized software costs of $3,501, which is included in general and administrative expense in our accompanying Consolidated Statement of Operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — PURCHASE AND SALE OF ASSETS

Purchase of Restaurant Assets

During fiscal 2012, we purchased three Hardee’s restaurants from one of our franchisees for the aggregate purchase price consideration of $1,500, which was reduced by the settlement of certain pre-existing liabilities, resulting in a net purchase price consideration of $1,207. As a result of this transaction, we recorded property and equipment (including capital lease assets) of $109, identifiable intangible assets of $85 and capital lease obligations of $55, resulting in $1,068 of additional goodwill in our Hardee’s operating segment.

During fiscal 2010, we purchased two Carl’s Jr. restaurants from two of our franchisees for $1,041. As a result of these transactions, we recorded inventories of $15, property and equipment of $122, identifiable intangible assets of $3, and goodwill of $901 in our Carl’s Jr. operating segment.

Sale of Assets

On July 2, 2010, pursuant to an Asset Purchase Agreement (“APA”) with MBM, we sold to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Center”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. Additionally, we entered into sublease agreements with MBM to sublease the facility in Ontario, California, as well as certain leased vehicles and equipment. We will remain principally liable for the lease obligations. We also remain liable for all liabilities incurred prior to the sale, which include workers’ compensation claims, employment related matters and litigation, and other liabilities. As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our accompanying Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

On July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017.

Related Party Transactions

During fiscal 2010, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our accompanying Consolidated Statement of Operations for fiscal 2010, in our Carl’s Jr. operating segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth changes in our goodwill during fiscal 2012:

	Carl’s Jr.	Hardee’s	Total
Successor:
Balance at January 31, 2011(1)	$199,166	$8,651	$207,817
Additions	—	1,068	1,068

Balance at January 31, 2012	$199,166	$9,719	$208,885

(1)	There were no accumulated goodwill impairment losses for the Carl’s Jr. or Hardee’s reporting units as of January 31, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents our intangible assets as of January 31, 2012 and 2011:

	Successor
	2012				2011
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$278,000	$—	$278,000
Favorable lease agreements	13	88,299	(14,472)	73,827	90,181	(5,313)	84,868
Franchise agreements	20	88,085	(6,773)	81,312	88,000	(2,369)	85,631

		$454,384	$(21,245)	$433,139	$456,181	$(7,682)	$448,499

Amortization expense related to these intangible assets for fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010 was $14,335, $7,724, $116 and $216, respectively. Our estimated future amortization expense related to these intangible assets is set forth as follows:

Fiscal:
2013	$13,569
2014	12,649
2015	11,559
2016	10,977
2017	10,523
Thereafter	95,862

$155,139

NOTE 8 — OTHER CURRENT LIABILITIES

Other current liabilities as of January 31, 2012 and 2011 consisted of the following:

	Successor
	2012	2011
Salaries, wages and other benefits	$32,019	$29,923
Estimated liability for self-insurance, current portion	12,057	11,582
State sales taxes	6,399	6,712
Accrued property taxes	6,088	5,684
Gift card liabilities	5,549	5,023
Accrued utilities	3,029	3,259
Accrued interest	2,650	3,147
Estimated liability for litigation	2,409	2,405
Estimated liability for closed restaurants, current portion	1,604	2,023
Deferred franchise and development fees	1,064	355
Other accrued liabilities	12,301	11,845

	$85,169	$81,958

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — LONG-TERM DEBT

Long-term debt as of January 31, 2012 and 2011 consisted of the following:

	Successor
	2012	2011
Borrowings under senior secured revolving credit facility	$—	$—
Senior secured second lien notes due 2018 (Notes)(1)	523,252	589,011
Other long-term debt	389	1,005

Long-term debt	523,641	590,016
Less current portion	(3)	(29)

Long-term debt, less current portion	$523,638	$589,987

(1)	As of January 31, 2012 and 2011, the outstanding principal amount of the Notes of $532,122 and $600,000, respectively, is presented net of the unamortized discount on the Notes of $8,870 and $10,989, respectively.

The aggregate maturities of our long-term debt, excluding the effects of the discount accretion on the Notes, are as follows:

Fiscal:
2013	$3
2014	4
2015	4
2016	4
2017	5
Thereafter	532,491

$532,511

Senior Secured Credit Facility

On July 12, 2010, we entered into the Credit Facility, which provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%. Our Credit Facility requires us to pay a commitment fee of 0.75% per annum for unused commitments. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of January 31, 2012, we had no outstanding loan borrowings, $30,913 of outstanding letters of credit, and remaining availability of $69,087 under our Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of January 31, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,087 under our Credit Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Senior Secured Second Lien Notes

In connection with the Merger, on July 12, 2010, we issued $600,000 aggregate principal amount of senior secured second lien notes in a private placement to qualified institutional buyers, which Notes were exchanged in December 2010 for substantially identical Notes that were registered with the United States Securities and Exchange Commission (“SEC”). The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. The Notes were issued with an original issue discount of 1.915%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our Consolidated Balance Sheets as of January 31, 2012 and January 31, 2011. The original issue discount and deferred financing costs associated with the issuance of the Notes are amortized to interest expense over the term of the Notes. The Notes mature on July 15, 2018.

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

Our obligations and the obligations of the guarantors are secured by a second-priority lien on the assets that secure our and our subsidiary guarantors’ obligations under our Credit Facility, subject to certain exceptions and permitted liens.

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

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during each of the 12-month periods beginning July 15, 2012 and July 15, 2013, we may redeem up to $60,000 of the aggregate principal amount of the Notes at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2012, we extinguished through redemptions (in accordance with the terms of the indenture governing the Notes) and an open market purchase a total of $67,878 of the principal amount of the Notes for cash payments of $69,685, plus $1,264 of accrued and unpaid interest. As a result of these transactions, we recognized a loss of $4,188 on the early extinguishment of the Notes during fiscal 2012. Subsequent to the redemptions and purchase of the Notes, and as of January 31, 2012, the principal amount of the Notes outstanding was $532,122.

In accordance with the indenture governing the Notes, we may be required to make offers to repurchase our Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on December 1, 2011, we commenced a tender offer to purchase up to $27,871 of the principal amount of our Notes (“Tender Offer”) at a redemption price of 103%. The Tender Offer expired on December 29, 2011, with no Notes tendered.

Repayment of Debt and Interest Rate Swap Agreements

In connection with the Merger, we repaid at closing the total principal outstanding balance of the term loan portion of our senior credit facility (“Predecessor Facility”) of $236,487 and the total outstanding borrowings on the revolving portion of our Predecessor Facility of $34,000, as well as all incurred and unpaid interest on our Predecessor Facility. In connection with the Merger, the deferred financing costs related to the Predecessor Facility were removed from our Consolidated Balance Sheet through acquisition accounting. All outstanding letters of credit under the Predecessor Facility were terminated on July 12, 2010.

In connection with the Merger, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements, which totaled $14,844. During the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, we recorded interest expense of $3,113 and $6,803, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, we paid $3,750 and $8,912, respectively, for net settlements under our interest rate swap agreements.

Interest Expense

Interest expense consisted of the following:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Senior secured revolving credit facility	$—	$—	$—	$—
Senior secured second lien notes	65,131	37,710	—	—
Predecessor senior credit facility	—	—	2,338	5,174
Amortization of deferred financing costs and discount on notes	3,961	2,089	488	1,016
Interest rate swap agreements	—	—	3,113	6,803
Capital lease obligations	4,755	3,039	2,318	5,380
Financing method sale-leaseback transactions(1)	1,917	—	—	—
Letter of credit fees and other	1,602	843	360	881

Total interest expense	$77,366	$43,681	$8,617	$19,254

(1)	See Note 11.

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Parent paid the September 15, 2011 and March 15, 2012 interest payment entirely in PIK Interest. Parent will also pay the September 15, 2012 payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. As a result, we have not reflected the Parent Notes in our Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2012, CKE purchased $9,948 principal amount of Parent Notes (“Purchased Parent Notes”) for $8,362, which represents a weighted average price of 84.06% of the principal amount of the Purchased Parent Notes. For accounting purposes, we have recorded our investment in Parent Notes, which remain outstanding, as a reduction of stockholder’s equity in the accompanying Consolidated Balance Sheet as of January 31, 2012. As a result of this accounting presentation, we do not expect to recognize interest or investment income associated with our investment in Parent Notes in our Consolidated Statements of Operations during the holding period.

As of January 31, 2012, the principal amount of Parent’s total long-term debt on a stand-alone basis was $211,313, which includes the September 15, 2011 interest payment of $11,313 that was added to the principal amount of the Parent Notes on September 15, 2011. The principal amount of Parent’s long-term debt on a stand-alone basis has not been reduced by the $9,948 principal amount of the Purchased Parent Notes since the Purchased Parent Notes remain outstanding. As of January 31, 2012, the carrying amount of Parent’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Parent Notes, was $207,889, which is presented net of the unamortized portion of the original issue discount of $3,424.

NOTE 10 — LEASES

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

Net leases receivable consisted of the following as of January 31, 2012 and 2011:

	Successor
	2012	2011
Lease payments receivable	$5,468	$4,707
Less: unearned income	(2,408)	(2,015)

	3,060	2,692
Less: leases receivable in accounts receivable, net	(209)	(177)

Net leases receivable in other assets, net	$2,851	$2,515

We have leased and subleased land and buildings to others, primarily as a result of the refranchising of certain restaurants. Many of these leases provide for fixed payments, while others provide for contingent rent when revenue exceeds certain levels, or for monthly rentals based on a percentage of revenue. Lessees generally bear the cost of maintenance, insurance and property taxes. The carrying values of assets leased to others as of January 31, 2012 and 2011 was as follows:

	Successor
	2012	2011
Land	$34,567	$36,021
Leasehold improvements	250	294
Buildings and improvements	33,665	34,706

	68,482	71,021
Less: accumulated depreciation and amortization	(4,695)	(1,786)

	$63,787	$69,235

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease payments for all leases, including those in the estimated liability for closed restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2012 are as follows:

	Capital	Operating
Fiscal:
2013	$12,007	$89,779
2014	10,599	84,728
2015	8,050	78,512
2016	7,663	68,170
2017	7,370	61,395
Thereafter	14,125	326,525

Total minimum lease payments	59,814	$709,109

Less: amount representing interest	(16,845)

Present value of minimum lease payments (interest rates primarily ranging from 5% to 11%)	42,969
Less: current portion	(7,988)

Capital lease obligations, excluding current portion	$34,981

The minimum lease payments reflected above have not been reduced for future minimum sublease rentals expected to be received. As of January 31, 2012, future minimum lease and sublease rental revenue expected to be received including amounts reducing the estimated liability for closed restaurants but not including contingent rentals (which may be received under certain leases), are as follows:

	Capital Subleases	Operating Leases or Subleases
Fiscal:
2013	$517	$31,441
2014	525	29,364
2015	466	26,157
2016	466	23,122
2017	484	19,694
Thereafter	3,010	83,250

Total future minimum lease and sublease rental revenue	$5,468	$213,028

Net rent expense under non-cancelable operating leases was as follows:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Minimum rentals	$92,425	$50,905	$40,884	$86,460
Contingent rentals	2,574	1,380	1,337	4,718

Gross rent expense	94,999	52,285	42,221	91,178
Less: minimum sublease rentals	(33,200)	(18,813)	(14,478)	(32,401)
Less: contingent sublease rentals	(2,872)	(1,891)	(1,018)	(3,476)

	$58,927	$31,581	$26,725	$55,301

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — SALE-LEASEBACK TRANSACTIONS

During fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 9 Carl’s Jr. and 38 Hardee’s restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs.

During fiscal 2012, we received proceeds of $67,454 in connection with these transactions, which are included in other long-term liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2012. In connection with these transactions, we capitalized deferred financing costs of $3,872 during fiscal 2012. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our accompanying Consolidated Balance Sheet, was $48,722 as of January 31, 2012.

As of January 31, 2012, our future minimum cash obligations associated with these transactions is as follows:

Fiscal:
2013	$4,794
2014	4,794
2015	4,794
2016	4,794
2017	4,967
Thereafter	85,363

Total future minimum cash obligations	$109,506

NOTE 12 — OTHER LONG-TERM LIABILITIES

Other long-term liabilities as of January 31, 2012 and 2011 consisted of the following:

	Successor
	2012	2011
Unfavorable lease agreements	$77,583	$89,874
Financing method sale-leaseback liability	67,454	—
Estimated liability for self-insurance	29,409	27,999
Estimated liability for deferred rent	4,805	1,820
Estimated liability for closed restaurants	2,308	3,187
Deferred development fees	3,814	1,073
Other	12,394	15,220

	$197,767	$139,173

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — FAIR VALUE MEASUREMENTS

The following table presents information on our financial instruments as of January 31, 2012 and 2011:

	Successor
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$64,555	$64,555	$42,586	$42,586
Notes receivable	1,696	2,050	4,681	4,619
Financial liabilities:
Long-term debt, including current portion	523,641	599,027	590,016	676,005

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

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value. See Note 1 for further discussion of our significant accounting policies.

In connection with our impairment analyses for restaurant-level long-lived assets, we impaired certain of our restaurant-level long-lived assets down to their fair value using measurements with significant unobservable inputs (Level 3), which include estimates of future cash flows, assumptions of future same-store sales and projected operating expenses. During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011 and the Predecessor twenty-four weeks ended July 12, 2010, property and equipment with carrying values of $1,321, $568 and $1,154, respectively, were written down to fair value, resulting in impairment charges of $766, $364, and $317, respectively. These impairment charges were recorded to facility action charges, net in our accompanying Consolidated Statements of Operations (see Note 17).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised restaurants and other revenue, and the payments on the leases as rental expense in franchised restaurants and other expense, in our accompanying Consolidated Statements of Operations. As of January 31, 2012, the present value of the lease obligations under the remaining master leases’ primary terms is $126,305. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,482.

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 9). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of January 31, 2012, we had outstanding letters of credit of $30,913, expiring at various dates through August 2012.

Unconditional Purchase Obligations

As of January 31, 2012, we had unconditional purchase obligations in the amount of $87,168, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements. Our unconditional purchase obligations for fiscal 2013, 2014, 2015, 2016, 2017 and thereafter are estimated to be $75,063, $4,918, $2,512, $1,520, $864 and $2,291, respectively.

Employment Agreements

We have entered into employment agreements with certain of our key executives (the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention bonus payments that will be paid out in October 2012 and 2013, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, our Chief Executive Officer shall be entitled to receive an amount equal to his minimum base salary multiplied by six and our President and Chief Legal Officer and our Chief Financial Officer shall each be entitled to receive an amount equal to his respective minimum base salary multiplied by three plus a pro-rata portion of his then-current year bonus. The affected executive may also be entitled to receive a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of January 31, 2012, we would have been required to make cash payments of approximately $13,569.

Litigation

We are currently involved in legal disputes related to employment claims, real estate claims and other business disputes. As of January 31, 2012, our accrued liability for litigation contingencies with a probable likelihood of loss was $2,409, with an expected range of losses from $2,409 to $5,759. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of January 31, 2012, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,550 to $12,700. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated based on current facts and circumstances.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — FRANCHISE OPERATIONS

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

Franchised restaurants and other revenue consisted of the following:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Royalties	$93,776	$49,482	$40,007	$84,447
Distribution centers - food, packaging and supplies	—	—	86,891	192,188
Distribution centers - equipment	24,927	9,664	9,220	21,630
Rent and other occupancy	35,611	20,303	14,616	33,596
Franchise fees	3,583	906	854	2,398

	$157,897	$80,355	$151,588	$334,259

Franchised restaurants and other expense consisted of the following:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Distribution centers - food, packaging and supplies	$—	$—	$86,170	$189,346
Distribution centers - equipment	24,937	9,854	9,206	21,199
Rent and other occupancy	32,239	17,945	12,524	27,719
Other operating expenses	24,196	11,665	7,220	15,860

	$81,372	$39,464	$115,120	$254,124

Termination of Franchise Agreements

During the Successor twenty-nine weeks ended January 31, 2011, we terminated our franchise agreement with one Carl’s Jr. and one Hardee’s franchisee that operated 59 and 60 franchised restaurants, respectively, as a result of their inability to remedy, on a timely basis, certain defaults under the terms of their respective agreements. We entered into workout agreements with these franchisees, under which these franchisees were permitted to operate under temporary license agreements. As of January 31, 2012, 32 of these Carl’s Jr. restaurants continue to operate under temporary license agreements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net, were as follows:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Estimated liability for new restaurant closures	$133	$99	$363	$525
Adjustments to estimated liability for closed restaurants	311	870	35	393
Impairment of assets to be disposed of	—	—	104	—
Impairment of assets to be held and used	766	364	213	3,480
Gain on disposal of property and equipment	(231)	(164)	(531)	(611)
Other (gains) losses	(7,476)	242	208	516
Amortization of discount related to estimated liability for closed restaurants	479	272	198	392

	$(6,018)	$1,683	$590	$4,695

During fiscal 2012, we recorded a gain of $6,595 in connection with an agreement to terminate a restaurant lease and a gain of $1,024 in connection with an eminent domain transaction related to one of our company-operated restaurants. During the Successor twenty-nine weeks ended January 31, 2011, we recorded a gain of $284 in connection with the termination of a lease related to a closed restaurant.

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

Impairment charges recognized in facility action charges, net were recorded against the following asset category:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Property and equipment:
Carl’s Jr.	$—	$—	$63	$2,042
Hardee’s	766	364	254	1,438

	$766	$364	$317	$3,480

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in our estimated liability for closed restaurants:

	Carl’s Jr.	Hardee’s	Other	Total
Predecessor:
Balance as of January 31, 2009	$2,227	$7,373	$—	$9,600
Estimated liability for new restaurant closures	284	241	—	525
Usage	(803)	(2,834)	—	(3,637)
Adjustments to estimated liability for closed restaurants	104	289	—	393
Amortization of discount	91	301	—	392

Balance as of January 31, 2010	1,903	5,370	—	7,273
Estimated liability for new restaurant closures	—	363	—	363
Usage	(390)	(1,190)	(22)	(1,602)
Adjustments to estimated liability for closed restaurants	(26)	8	53	35
Amortization of discount	38	160	—	198

Balance as of July 12, 2010(1)	$1,525	$4,711	$31	$6,267

Successor:
Opening balance(1)	$1,469	$4,387	$31	$5,887
Estimated liability for new restaurant closures	—	99	—	99
Usage	(413)	(1,488)	(17)	(1,918)
Adjustments to estimated liability for closed restaurants	290	579	1	870
Amortization of discount	42	230	—	272

Balance as of January 31, 2011	1,388	3,807	15	5,210
Estimated liability for new restaurant closures	133	—	—	133
Usage	(565)	(1,638)	(18)	(2,221)
Adjustments to estimated liability for closed restaurants	342	(34)	3	311
Amortization of discount	142	337	—	479

Balance as of January 31, 2012	1,440	2,472	—	3,912
Less: current portion, included in other current liabilities	483	1,121	—	1,604

Long-term portion, included in other long-term liabilities	$957	$1,351	$—	$2,308

(1)	In acquisition accounting, we adjusted our estimated liability for closed restaurants.

NOTE 18 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$—	$717	$2,163
Share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with Merger	—	10,587	1,521	—
Share-based compensation expense related to Units that contain performance conditions	2,357	1,390	—	—
All other share-based compensation expense	2,236	1,269	2,472	5,993

Total share-based compensation expense	$4,593	$13,246	$4,710	$8,156

Associated tax benefits	$—	$—	$1,804	$2,681

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The time vesting Units vest in four equal annual installments from the date of grant. The performance vesting Units vest or convert to a time vesting schedule upon achievement of certain financial or investment targets. Prior to a change in control or qualified initial public offering (“IPO”), our performance against such targets is determined based upon a specified formula driven by our earnings before interest, income taxes, depreciation and amortization (“EBITDA”), subject to adjustments by the general partner of the Partnership. These performance criteria will be assessed on a quarterly basis beginning with the quarter ending August 13, 2012. Upon a change in control event or IPO, our performance against the specified targets will be based upon a formula driven by the proceeds generated from such transaction. We recognize share-based compensation expense related to the performance vesting Units when we deem the achievement of performance goals to be probable.

The grant date fair value of the Units was estimated using the Black-Scholes option pricing model. The weighted-average assumptions used for Units granted in connection with the Merger were as follows:

Successor
Annual dividend yield	—
Expected volatility	57.00%
Risk-free interest rate (matched to the expected term of the Units)	1.69%
Expected life (years)	4.56
Weighted-average grant date fair value (actual dollars per Unit)	$3.52

The following presents the time vesting and performance vesting Unit activity for fiscal 2012 and the Units outstanding as of January 31, 2012:

	Time Vesting Units	Performance Vesting Units	Total Units	Weighted Average Grant Date Fair Value
Unvested Units outstanding as of January 31, 2011	2,604,167	2,504,166	5,108,333	$3.52
Vested Units	(651,042)	—	(651,042)	3.52
Forfeited Units	(65,734)	(87,645)	(153,379)	3.52

Unvested Units outstanding as of January 31, 2012	1,887,391	2,416,521	4,303,912	3.52

Vested Units as of January 31, 2012			651,042

We recorded $4,593 and $2,659 of share-based compensation expense related to the Units during fiscal 2012 and the Successor twenty-nine weeks ended January 31, 2011, respectively. The maximum unrecognized compensation cost for the time and performance vesting Units was $10,164 as of January 31, 2012.

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration, we recorded $10,587 in share-based compensation expense during the Successor twenty-nine weeks ended January 31, 2011 within general and administrative expense in our accompanying Consolidated Statement of Operations related to the post-Merger service period for certain stock options and awards (see also Predecessor below).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor

In connection with the Merger, all outstanding options became fully vested and exercisable immediately prior to closing, under our then existing stock incentive plans, which included the 2005 Omnibus Incentive Compensation Plan, 2001 Stock Incentive Plan, and 1999 Stock Incentive Plan (collectively the “Predecessor Plans”). To the extent that such stock options had an exercise price less than $12.55 per share, the holders of such stock options were paid an amount in cash equal to $12.55 less the exercise price of the stock option. In addition, all outstanding restricted stock awards became fully vested immediately prior to the closing and were treated as a share of our common stock for all purposes under the Merger Agreement. We recorded $1,521 in stock compensation expense related to the acceleration of options and restricted stock awards from Predecessor Plans during the Predecessor twenty-four weeks ended July 12, 2010.

In general, options issued under the Predecessor Plans had a term of ten years and vested over a period of three years. We generally issued new shares of common stock for option exercises. The grant date fair value was calculated using a Black-Scholes option valuation model. There were no options issued during the Predecessor twenty-four weeks ended July 12, 2010. The weighted-average assumptions used for stock options granted during fiscal 2010 were as follows:

Predecessor
2010
Annual dividend yield	2.79%
Expected volatility	46.17%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.01%
Expected life (years)	6.29
Weighted-average grant date fair value	$3.02

Excluding the options exercised in connection with the Merger, the total intrinsic value of stock options exercised during the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010 was $809 and $878, respectively. The total intrinsic value of stock options accelerated and vested in connection with the Merger was $11,460.

During the Predecessor twenty-four weeks ended July 12, 2010, the employment agreements of certain key executives were amended, resulting in certain modifications to the restricted stock awards outstanding under the Predecessor Plans. These amendments reallocated certain restricted stock awards that contained performance conditions to time-based restricted stock awards. Additionally, the employment agreements amended the vesting criteria for restricted stock awards that contained market or performance conditions. The unvested restricted stock awards immediately preceding the Merger consisted of 579,730 restricted stock awards and 428,736 performance-based restricted stock awards. The total grant date fair value of restricted stock awards vested in connection with the Merger was $9,036. The total grant date fair value of restricted stock awards vested during fiscal 2010 was $5,532.

Employee Stock Purchase Plan

Under the terms of our Predecessor Employee Stock Purchase Plan (“ESPP”), eligible employees were able to voluntarily purchase, at current market prices, our common stock through payroll deductions. The ESPP was suspended on February 26, 2010 in connection with the Prior Merger Agreement and was subsequently terminated on July 12, 2010 in connection with the Merger. Pursuant to the ESPP, employees were able to contribute an amount between 3% and 15% of their base salaries. We contributed varying amounts, as specified in the ESPP. During the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, 16,039 and 359,414 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $8.60 and $8.79 per share, respectively. During the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, we contributed $218 and $1,019, respectively, or an equivalent of 25,678 and 111,480 shares, respectively. Subsequent to the suspension of the ESPP, we made cash payments in lieu of ESPP matching contributions of $249, $379 and $515, during fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011 and the Predecessor twenty-four weeks ended July 12, 2010, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 — EMPLOYEE RETIREMENT PLAN

We sponsor a contributory plan (“401(k) Plan”) to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for eligible employees, except certain hourly operations employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan, subject to the maximum contribution allowed by the IRC. Our matching contributions are determined at the discretion of our Board of Directors. During fiscal 2012, the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, we did not make matching contributions to the 401(k) Plan.

NOTE 20 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management

In connection with the Merger, we entered into a management services agreement with Apollo Management. Pursuant to the management services agreement, Apollo Management received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs in other operating expenses, net in our accompanying Consolidated Statement of Operations for the Successor twenty-nine weeks ended January 31, 2011 and capitalized $5,010 in deferred financing costs.

In addition, pursuant to the management services agreement and in exchange for on-going investment banking, management, consulting, and financial planning services that will be provided to us by Apollo Management and its affiliates, Apollo Management will receive an aggregate annual management fee of $2,500, which may be increased at Apollo Management’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. The management services agreement provides for a ten year term, which may be terminated earlier in the event of an IPO for fees remaining under the term of the agreement discounted at a 10% rate. We recorded $2,490 and $1,260 in management fees, which are included in general and administrative expense in our Consolidated Statements of Operations for fiscal 2012 and the Successor twenty-nine weeks ended January 31, 2011.

The management services agreement also provides that affiliates of Apollo Management may receive future fees in connection with certain future financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of Apollo Management and its affiliates.

Transactions with Successor Board of Directors

Certain members of our Successor Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During fiscal 2012 and the Successor twenty-nine weeks ended January 31, 2011, total revenue generated from related party franchisees was $6,959 and $3,597, respectively, which is included in franchised restaurants and other revenue in our accompanying Consolidated Statements of Operations. As of January 31, 2012 and 2011, our related party trade receivables from franchisees were $252 and $216, respectively.

Transactions with Predecessor Board of Directors

Certain members of our Predecessor Board of Directors were also our franchisees. These franchisees regularly paid royalties and purchased food, equipment and other products from us on the same terms and conditions as our other franchisees. During the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, total revenue generated from related party franchisees was $36,775 and $78,839, respectively, which is included in franchised restaurants and other revenue in our accompanying Consolidated Statements of Operations.

We leased various properties, including certain of our corporate offices and two restaurants from a Partnership and a Trust, both of which were related parties of a member of our Predecessor Board of Directors. Lease payments under these leases for the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010 amounted to $90 and $1,824, respectively.

See Note 6 for a discussion of related party purchase and sale transactions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 — INCOME TAXES

Income tax (benefit) expense consisted of the following:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Current:
Federal	$(5,252)	$(1,480)	$(1,042)	$534
State	1,763	87	(26)	1,617
Foreign	1,643	817	599	1,030

	(1,846)	(576)	(469)	3,181

Deferred:
Federal	(287)	(9,477)	6,521	26,544
State	(2,946)	(1,358)	1,720	(14,747)

	(3,233)	(10,835)	8,241	11,797

Total	$(5,079)	$(11,411)	$7,772	$14,978

The following is a reconciliation of income tax (benefit) expense at the federal statutory rate of 35% to our income tax (benefit) expense:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Income tax (benefit) expense at statutory rate	$(3,969)	$(13,755)	$89	$22,112
State income taxes, net of federal income tax effect	(769)	(826)	1,101	(8,535)
Nondeductible compensation	1,608	4,625	—	1,877
Nondeductible transaction costs	17	1,284	7,091	—
General business credits	(2,787)	(1,477)	(948)	(1,168)
Other, net	821	(1,262)	439	692

	$(5,079)	$(11,411)	$7,772	$14,978

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2012 and 2011, temporary differences and carryforwards gave rise to a significant amount of deferred income tax assets and liabilities as follows:

	Successor
	2012	2011
Basis difference in property and equipment	$(52,446)	$(65,834)
Capital lease assets and obligations	1,248	1,701
Goodwill and other intangible assets	(158,854)	(154,212)
Reserves and allowances	26,899	31,281
Net operating loss carryforwards	20,860	33,309
Federal and state tax credits	31,779	22,916
Other	8,303	6,757

	(122,211)	(124,082)
Valuation allowance	(9,305)	(10,667)

Net deferred income tax liability	$(131,516)	$(134,749)

For periods subsequent to the Merger, we are included in the consolidated federal income tax returns and combined state income tax returns of Parent. For the purpose of determining the income taxes attributed to CKE and its subsidiaries, we prepare our income tax provision as if we were a separate taxpayer. As a result of this treatment, we make income tax payments to Parent based upon our separate return taxable income.

As of January 31, 2011, we maintained a valuation allowance of $10,667 against a portion of our deferred income tax assets related to state NOL carryforwards and state income tax credits because we had concluded that realization of the tax benefit of such deferred income tax assets was not more likely than not. In evaluating the need for a valuation allowance, we consider all available evidence, positive and negative, including cumulative historical earnings in recent years, future reversals of existing temporary differences, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL and income tax credit carryforwards. During the fiscal year ended January 31, 2012, we decreased our valuation allowance by $1,362.

As of January 31, 2012, the remaining valuation allowance of $9,305 relates to certain state NOL carryforwards and a portion of our state income tax credits. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities and in certain jurisdictions.

As of January 31, 2012, we have federal NOL carryforwards of approximately $16,332, which would expire, if unused, in fiscal 2031. As of January 31, 2012, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $26,274. Our AMT credits will be carried forward until utilized, and our general business tax credits and foreign tax credits would expire, if unused, in varying amounts in fiscal 2018 through 2032. As of January 31, 2012, we have state tax credit carryforwards of $9,376, which can be carried forward indefinitely but are subject to substantive limitations with regard to utilization. As of January 31, 2012, we have state NOL carryforwards in the amount of approximately $391,305, which expire in varying amounts in fiscal 2013 through 2031. As of January 31, 2012, we have recognized $3,167 of net deferred income tax assets related to our state income tax credit carryforwards and $12,037 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards, after considering the impact of past ownership changes on our ability to utilize such carryforwards. The utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of past or future ownership changes.

The federal and state tax credits and the state NOL carryforwards reflected in our income tax returns, as filed, include the impact of uncertain tax positions taken in open years. Accordingly, they are larger than the tax credits and NOL carryforwards for which deferred income tax assets are recognized for financial statement purposes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Unrecognized tax benefits, beginning of period	$14,176	$15,592	$15,905	$17,194
Gross increases related to tax positions taken in prior periods	56	—	—	13
Gross decreases related to tax positions taken in prior periods	(1,560)	(65)	(90)	(320)
Gross increases related to tax positions taken in the current period	1,750	149	63	341
Gross decreases related to tax positions taken in the current period	—	—	(286)	—
Reductions to tax positions due to settlements with taxing authorities and lapses of statutes of limitations	(237)	(1,500)	—	(1,323)

Unrecognized tax benefits, end of period	$14,185	$14,176	$15,592	$15,905

Included in the balance of unrecognized tax benefits as of January 31, 2012, are $2,977 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of January 31, 2012, are $11,208 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred income taxes, income taxes payable and valuation allowance. Amounts recorded for interest and penalties in connection with the unrecognized tax benefits noted above were not significant as of January 31, 2012 and 2011.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,642 may be necessary within the coming year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken in fiscal 2013.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state NOL and income tax credits to income tax years that remain open by statute. As a result, such NOL and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. Our federal income tax returns from fiscal 2009 and subsequent years are open for examination. In addition, our state income tax returns generally have statutes of limitations ranging from three to four years from the filing date.

NOTE 22 — SEGMENT INFORMATION

We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. In addition to using consolidated results in evaluating our financial results, a primary measure used by our executive management in assessing the performance of existing restaurant concepts is segment income. Segment income is defined as income from operations excluding general and administrative expenses, facility action charges, net, and other operating expenses, net. Our general and administrative expenses include allocations of corporate general and administrative expenses, such as share-based compensation expense, to each segment based on management’s analysis of the resources applied to each segment. Because facility action charges are associated with impaired, closed or subleased restaurants, these charges are excluded when assessing our ongoing operations. Other operating expenses, net consists of transaction-related costs and the gain on sale of our Distribution Center assets, and are also excluded when assessing our ongoing operations. Interest expense has been allocated based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (e.g., gains or losses on sales of long-term investments). Assets and capital expenditures are allocated to our operating segments when such assets are used solely by the operating segment. The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Revenue:
Carl’s Jr.	$657,900	$353,492	$383,234	$852,479
Hardee’s	621,782	325,213	268,523	565,462
Other	645	403	362	792

Total	$1,280,327	$679,108	$652,119	$1,418,733

Segment income:
Carl’s Jr.	$86,614	$50,776	$45,280	$118,678
Hardee’s(1)	107,164	58,253	47,693	99,619
Other	501	225	208	472

Total	194,279	109,254	93,181	218,769

Less: General and administrative expense	(130,855)	(84,833)	(59,859)	(134,579)
Less: Facility action charges, net	6,018	(1,683)	(590)	(4,695)
Less: Other operating expenses, net	(545)	(20,003)	(10,249)	—

Operating income	68,897	2,735	22,483	79,495
Interest expense	(77,366)	(43,681)	(8,617)	(19,254)
Other (expense) income, net	(2,871)	1,645	(13,609)	2,935

(Loss) income before income taxes	$(11,340)	$(39,301)	$257	$63,176

Capital expenditures:
Carl’s Jr.	$23,353	$12,528	$13,079	$42,368
Hardee’s	27,784	16,291	20,307	50,335
Other	1,286	541	352	9,725

Total	$52,423	$29,360	$33,738	$102,428

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$37,785	$19,637	$15,586	$33,002
Hardee’s	40,888	20,379	16,214	33,224
Other	—	—	—	—
Other depreciation and amortization(2)	3,371	1,865	1,903	4,838

Total depreciation and amortization	$82,044	$41,881	$33,703	$71,064

	Successor
	January 31, 2012	January 31, 2011
Total assets:
Carl’s Jr.	$779,970	$779,306
Hardee’s	633,127	648,813
Other	67,041	68,047

Total	$1,480,138	$1,496,166

(1)	Fiscal 2012 includes a charge of $1,976 related to the out-of-period Insurance Reserve Adjustment as described in more detail in Note 1.
(2)	Represents depreciation and amortization excluded from the computation of segment income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information:

	Successor		Predecessor
	Fiscal 2012	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010
Cash paid for (received from):
Interest, net of amounts capitalized(1)	$72,944	$53,374	$8,299	$19,590
Income taxes, net	(3,228)	(6,474)	530	7,747
Non-cash investing and financing activities:
Proceeds receivable from sale of Distribution Center assets	—	—	1,992	—
Dividends declared, not paid	—	—	—	3,317
Capital lease obligations incurred to acquire assets	2,976	93	4,179	15,951
Accrued property and equipment purchases	1,700	3,158	4,593	7,152

(1)	Cash paid for interest, net of amounts capitalized, includes $14,844, $3,750 and $8,912 of payments related to our fixed rate interest rate swap agreements during the Successor twenty-nine weeks ended January 31, 2011, the Predecessor twenty-four weeks ended July 12, 2010 and fiscal 2010, respectively.

During fiscal 2012, we recorded a non-cash transaction to acquire three Hardee’s restaurants from one of our franchisees for an aggregate purchase price of $1,500. The entire purchase price was applied as a reduction of outstanding promissory notes due to the Company. See Note 6 for additional discussion.

NOTE 24 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents our summarized quarterly results:

	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012:
Total revenue	$400,583	$299,729	$292,619	$287,396
Operating income	19,574	17,486	14,008	17,829
Net (loss) income	(2,601)	(2,231)	(1,517)	88

	Predecessor		Successor
		2nd Quarter
	1st Quarter	Eight Weeks Ended July 12, 2010	Four Weeks Ended August 9, 2010	3rd Quarter	4th Quarter
Fiscal 2011:
Total revenue	$435,185	$216,934	$97,029	$284,787	$297,292
Operating income (loss)	13,546	8,937	(22,810)	14,554	10,991
Net (loss) income	(3,093)	(4,422)	(22,888)	45	(5,047)

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

Fourth Quarter Adjustment

During the fourth quarter of fiscal 2012, we recorded the out-of-period Insurance Reserve Adjustment to correct our previously reported Hardee’s self-insured workers’ compensation claims reserves. As a result, we increased our estimated liability for self-insurance by $1,976, resulting in a corresponding increase of $1,976 in payroll and other employee benefits expense. See further discussion in Note 1.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of April 18, 2010, by and among Columbia Lake Acquisition Holdings, Inc., Columbia Lake Acquisition Corp. and CKE Restaurants, Inc.(1)

3.1	Certificate of Incorporation of CKE Restaurants, Inc. (1)

3.2	Amended and Restated Bylaws of CKE Restaurants, Inc. (1)

4.1	Senior Secured Second Lien Notes Indenture, dated as of July 12, 2010, between Columbia Lake Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee(1)

4.2	First Supplemental Indenture, dated as of July 12, 2010, by and among CKE Restaurants, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, to the Senior Secured Second Lien Notes Indenture, dated as of July 12, 2010, between Columbia Lake Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee(1)

4.3	Form of 11.375% Senior Secured Second Lien Notes due 2018 (included in the Indenture filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-169977) by the Company on October 15, 2010) (1)

4.4	Registration Rights Agreement, dated July 12, 2010, by and among Columbia Lake Acquisition Corp., CKE Restaurants, Inc, and the Guarantors party thereto and Morgan Stanley & Co. Incorporated, Citigroup Global Markets, Inc. and RBC Capital Markets Corporation, as Initial Purchasers(1)

10.1	Credit Agreement, dated as of July 12, 2010, among Columbia Lake Acquisition Holdings, Inc., Columbia Lake Acquisition Corp. (merged with and into CKE Restaurants, Inc.), as Borrower, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, Citicorp North America, Inc. and Royal Bank of Canada, as Co-Syndication Agents, and Morgan Stanley Senior Funding, Inc., Citicorp Global Markers Inc. and RBC Capital Markets, as Joint Bookrunners and Joint-Lead Arrangers(1)

10.2	Intercreditor Agreement, dated as of July 12, 2010, among Morgan Stanley Senior Funding, Inc., as Credit Agreement Agent, each Other First-Priority Lien Obligations Agent party thereto, Wells Fargo Bank, National Association, as Trustee, and each collateral agent for any Future Second Lien Indebtedness party thereto(1)

10.3	Collateral Agreement, dated as of July 12, 2010, among Columbia Lake Acquisition Corp. (merged with and into CKE Restaurants, Inc.), as Issuer, each Guarantor identified therein, and Wells Fargo Bank, National Association, as Trustee and Collateral Agent(1)

10.4	Guarantee and Pledge Agreement, dated as of July 12, 2010, between Columbia Lake Acquisition Corp. (merged with and into CKE Restaurants, Inc.) and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent(2)

10.5	Notes Copyright Security Agreement, dated as of July 12, 2010, among the Guarantors identified therein and Wells Fargo Bank, National Association, as Trustee and Collateral Agent(1)

10.6	Copyright Security Agreement, dated as of July 12, 2010, among the Grantors identified therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent(2)

10.7	Notes Patent Security Agreement, dated as of July 12, 2010, among the Guarantors identified therein and Wells Fargo Bank, National Association, as Trustee and Collateral Agent(1)

10.8	Patent Security Agreement, dated as of July 12, 2010, among the Grantors identified therein and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent(2)

10.9	Notes Trademark Security Agreement, dated as of July 12, 2010, among the Guarantors identified therein and Wells Fargo Bank, National Association, as Trustee and Collateral Agent(1)

10.10	Trademark Security Agreement, dated as of July 12, 2010, among the Grantors identified therein and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent(2)

10.11	Management Services Agreement, dated as of July 12, 2010, among CKE Restaurants, Inc., Columbia Lake Acquisition Holdings, Inc., and Apollo Management VII, L.P. (1)

10.12	Limited Partnership Agreement of Apollo CKE Holdings, L.P., dated as of July 12, 2010, among Apollo CKE GP, LLC, as the General Partner, Apollo CKE Investors, L.P., as a Limited Partner, and the Management Limited Partners, each as a Limited Partner(1)

10.13	Employment Agreement with Andrew F. Puzder(1) (3)

10.14	Employment Agreement with E. Michael Murphy(1) (3)

10.15	Employment Agreement with Theodore Abajian(1) (3)

12.1	Ratio of Earnings to Fixed Charges for CKE Restaurants, Inc.(4)

21.1	Subsidiaries of CKE Restaurants, Inc. (4)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934(4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934(4)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(5)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(5)

101.INS	XBRL Instance Document(6)

101.SCH	XBRL Taxonomy Extension Schema Document(6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(6)

(1)	Filed previously by the Company as an exhibit to the Registration Statement on Form S-4 (File No. 333-169977) on October 15, 2010.
(2)	Filed previously by the Company as an exhibit to the Annual Report on Form 10-K on April 15, 2011.
(3)	These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to Item 15(a)(3) on Form 10-K.
(4)	Filed herewith.
(5)	Furnished herewith.
(6)	The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.