Form 10-K/A
period 2012-01-30
CKE RESTAURANTS INC
filed 2012-05-07
CIK 919628

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates is zero. There is currently no established public trading market for the registrant’s equity securities. The number of outstanding shares of the registrant’s common stock was 100 shares as of May 2, 2012.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

On April 11, 2012, CKE Restaurants, Inc. (“CKE”) filed its Annual Report on Form 10-K for the fiscal year ended January 30, 2012 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”). CKE is filing this Amendment No. 1 to the Annual Report (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment, CKE is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. This Amendment makes reference to the date of the Annual Report, and CKE has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by CKE with the SEC subsequent thereto.

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

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31 (e.g., the fiscal year ended January 30, 2012, is referred to as fiscal 2012 or the fiscal year ended January 31, 2012). References made to our fiscal year ended January 31, 2011, or fiscal 2011, refer to the Predecessor twenty-four weeks ended July 12, 2010 and the Successor twenty-nine weeks ended January 31, 2011. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Our fiscal year ended January 31, 2011, contained 53 weeks, whereby the one additional week was included in our fourth quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, principal occupations, business experience and directorships of our directors as of May 4, 2012:

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Andrew F. Puzder	61	Mr. Puzder became, upon completion of the Merger, a member of our board of directors and our Chief Executive Officer. Prior to the completion of the Merger, Mr. Puzder served as a member of CKE’s board of directors since 2001 and Chief Executive Officer since September 2000. From September 2000 to January 2009, he served as CKE’s President. From February 1997 to September 2000, he served as CKE’s Executive Vice President, General Counsel and Secretary. Mr. Puzder was also Executive Vice President of Fidelity National Financial, Inc. (“FNF”) from January 1995 to June 2000. Mr. Puzder was a partner in the Costa Mesa, California law firm of Lewis, D’Amato, Brisbois & Bisgaard from September 1991 to March 1994, and a shareholder in the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth from March 1994 until joining FNF in 1995. Based on Mr. Puzder’s executive leadership, management experience, extensive knowledge of our operations, competitive challenges, opportunities and long-term strategy, and in light of our ownership structure, the board believes that it is appropriate for Mr. Puzder to serve as our director.

Peter P. Copses	53	Mr. Copses became, upon completion of the Merger, Chairman of our board of directors. Mr. Copses co-founded Apollo Management, L.P. in 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as the Chairman of the Board of Claire’s Stores, Inc., a leading specialty retailer offering value-priced accessories and jewelry, since May 2007. Mr. Copses has also served as a director of RBS Global, Inc., a diversified, multi-platform industrial company, since July 2006. Mr. Copses served as a director of Linens ‘n Things, Inc. (“LNT”), a retailer of home textiles, housewares and decorative home accessories, from February 2006 until February 2010. Mr. Copses also served as a director of Rent-A-Center, Inc., the nation’s largest operator of rent-to-own stores, from August 1998 to December 2007. Over the course of the past 20 years, Mr. Copses has served on the board of directors of several other retail businesses, including General Nutrition Centers, Inc. (“GNC”) and Zale Corporation. In light of our ownership structure and Mr. Copses’ position with Apollo, his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as our director.

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Robert J. DiNicola	64	Mr. DiNicola became, upon completion of the Merger, a member of our board of directors. Mr. DiNicola has served as a director of Claire’s Stores, Inc. since May 2007 and also serves as the Senior Retail Advisor for Apollo Management, L.P. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of LNT from February 2006 until May 2008, when LNT and its parent company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, District of Delaware, which was converted to a Chapter 7 liquidation in February 2010. Mr. DiNicola served as Executive Chairman of GNC from December 2004 to March 2007, and as the interim CEO and Chairman of GNC from December 2004 to June 2005. Mr. DiNicola also held numerous positions with Zale Corporation, including Chief Executive Officer from April 1994 to 2002, and Chairman of the Board from April 1994 to 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s and The May Department Stores Company. In light of our ownership structure and Mr. DiNicola’s knowledge of the retail industry and our competitive challenges and opportunities gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. DiNicola to serve as our director.

George G. Golleher	64	Mr. Golleher became, upon completion of the Merger, a member of our board of directors. Since May 2007, Mr. Golleher has served as a director of Claire’s Stores, Inc. and as Chairman and Chief Executive Officer of Smart & Final Inc., an operator of warehouse grocery stores. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009, Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999. In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and our competitive challenges and opportunities gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as our director.

Lance A. Milken	36	Mr. Milken became, upon completion of the Merger, a member of our board of directors. Mr. Milken is a Partner at Apollo Management, L.P., where he has worked since 1998. Mr. Milken has served as a director of Claire’s Stores, Inc. since May 2007 and also serves as a member of the Milken Institute board of trustees. In light of our ownership structure and Mr. Milken’s position with Apollo and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as our director.

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Daniel E. Ponder, Jr.	57	Mr. Ponder became a member of our board of directors on August 10, 2010. Prior to the completion of the Merger, Mr. Ponder served as a member of CKE’s board of directors since 2001. Mr. Ponder is currently the President and Chairman of the board of directors of Ponder Enterprises, Inc., a Hardee’s franchisee which operated 24 restaurants during fiscal 2012. Mr. Ponder has been a Hardee’s franchisee for over 25 years. Mr. Ponder served in the Georgia legislature until January 2001. Mr. Ponder was the 2003 recipient of the John F. Kennedy Profile in Courage Award. In light of our ownership structure and Mr. Ponder’s extensive experience and knowledge of our operations, competitive challenges and opportunities gained through his position as a member of our Predecessor board of directors and as a franchisee, the board believes that it is appropriate for Mr. Ponder to serve as our director.

Jerold H. Rubinstein	73	Mr. Rubinstein became a member of our board of directors on August 10, 2010. Prior to the completion of the Merger, Mr. Rubinstein served as a member of CKE’s board of directors since 2006. Mr. Rubinstein is Chairman of U.S. Global Investors, Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Most recently, Mr. Rubinstein was Managing Partner at Music Imaging & Media Imaging International. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Mr. Rubinstein is both a CPA and attorney. In light of our ownership structure and Mr. Rubinstein’s extensive experience and knowledge of our operations, competitive challenges and opportunities gained through his position as a member of our Predecessor board of directors and lengthy career as an attorney, CPA and businessman, extensive experience in the areas of operations, legal analysis, financial and accounting expertise, and business development, the board believes that it is appropriate for Mr. Rubinstein to serve as our director.

C. Thomas Thompson	62	Mr. Thompson became a member of our board of directors on August 10, 2010. Mr. Thompson previously served as President and Chief Operating Officer of CKE from 1994 until 2000, when he became Chief Executive Officer and a director of CKE until his resignation in late 2000. Mr. Thompson has been a Carl’s Jr. franchisee since 1984 and is currently a principal in six Carl’s Jr. franchises owning 60 restaurants. In light of our ownership structure and Mr. Thompson’s extensive experience and knowledge of our operations, competitive challenges and opportunities gained through his position as a former executive officer of CKE and as a franchisee, the board believes that it is appropriate for Mr. Thompson to serve as our director.

Executive Officers

The information required to be disclosed about our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of the Annual Report.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement in Legal Proceedings

There are no legal proceedings involving any of our directors or executive officers that would require disclosure pursuant to Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the completion of the Merger, our common stock was registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and was listed for trading on the New York Stock Exchange (the “NYSE”). However, in connection with the completion of the Merger, our common stock ceased to be registered with the SEC and ceased trading on the NYSE. During fiscal 2012, no reports of ownership were required to be filed pursuant to Section 16(a) of the Exchange Act by our directors, officers or beneficial owners of more than 10% of our common stock because we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during that period.

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

Board Composition

Our board of directors is composed of eight directors. Each director serves for an annual term and until his or her successor is elected and qualified. We are controlled by affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively “Apollo”), and therefore, Apollo has the ability to elect all of the members of our board of directors. We have not undertaken the analysis to determine if any of our directors are independent for purposes of the standards for independence set forth in applicable SEC rules and regulations or the listing rules of any securities exchange.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administrative functions. The board of directors has provided for an audit committee and a compensation committee. The board of directors has not provided for a nominating and corporate governance committee or other similar committee.

The audit committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the board of directors the engagement of our outside auditors. The members of our audit committee are Peter P. Copses, Lance A. Milken and Jerold H. Rubinstein. The Board has determined that Jerold H. Rubinstein is an “audit committee financial expert” within the meaning of applicable SEC rules and regulations.

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

As discussed under the heading “Independence of Directors” in Item 13 of this Amendment, there are no director independence rules applicable to the members of our audit committee or compensation committee. We have not undertaken the analysis of whether any of the members of the audit committee or compensation committee meet the independence standards set forth in the rules and regulations of the SEC or the listing standards of any national securities exchange.

Board Leadership Structure and Risk Oversight

Our board’s leadership structure currently separates the positions of Chief Executive Officer and Chairman of the board of directors. We believe this leadership structure is appropriate due, in part, to the demanding nature of these positions and because Apollo Management controls our common stock and, as a result, the election of directors on our board of directors. The board has not designated a lead independent director.

The board of directors exercises its role in the oversight of risk as a whole and through the audit committee. The audit committee oversees the management of the Company’s enterprise risk management program, and reviews with members of our senior management team the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

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

Most of the members of our executive management team, including Mr. Puzder, E. Michael Murphy, our President and Chief Legal Officer, and Theodore Abajian, our Executive Vice President and Chief Financial Officer, continued to serve in the same capacities following the Merger. However, we entered into new employment agreements with each of Messrs. Puzder, Murphy and Abajian concurrent with the completion of the Merger, the terms of which are discussed under the heading “Employment Agreements” below. The employment agreements with our other executive officers were terminated in connection with the Merger.

Notwithstanding the completion of the Merger, the resulting changes to our ownership structure, board of directors and compensation committee, and the adoption of new employment agreements for certain of our executive officers, our fundamental executive compensation philosophies and programs remained largely unchanged with a few exceptions discussed below. Furthermore, no additional significant changes to our executive compensation philosophies or programs were adopted in the period following the completion of the Merger.

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

Effect of Merger on Executive Compensation

Following completion of the Merger, our compensation committee determined that the Company’s compensation policies that were in place prior to completion of the Merger had largely been successful in recruiting and retaining executive-level employees who, the compensation committee believed, had displayed skill, experience, initiative and talent in managing the Company successfully during the period prior to the Merger. It also believed that the compensation policies were generally appropriate with respect to their focus on encouraging and rewarding achievement of Company financial performance objectives with the ultimate goal of enhancing stockholder value. Therefore, our compensation committee did not significantly modify our executive compensation philosophies or programs following the Merger. In particular, it did not significantly adjust the mix of compensation elements (e.g., base salary, variable cash incentive compensation, variable equity incentive compensation, etc.). As a result, the executive compensation programs did not change significantly following the Merger with a few exceptions as follows:

•

Pursuant to the new employment agreements, Messrs. Puzder, Murphy and Abajian became eligible to receive special retention bonuses if they remain employed by the Company as of specified future dates, as discussed in greater detail under the heading “Elements of Executive Compensation - Retention Bonus” below. The special retention bonuses were adopted in lieu of grants of restricted stock to these named executive officers that would have been made under their prior employment agreements.

•

The performance metrics used to measure the Company’s financial performance for purposes of determining amounts payable under our variable cash incentive program changed and new targets were set for each of those performance metrics, as discussed in greater detail under the heading “Elements of Executive Compensation - Cash Incentive Compensation” below.

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

Use of Compensation Consultant and Peer Group Data

While our compensation committee has not utilized the services of a compensation consultant or any specific peer group data to establish or modify our executive compensation programs in the period following the Merger, compensation consultants and peer group data have played a significant historical role in establishing the amount and elements of executive compensation in the period prior to the Merger. Accordingly, we believe that an understanding of the prior role of compensation consultants and the use of peer group data is necessary to an understanding of the Company’s current compensation programs.

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

In connection with the analysis in fiscal 2007, Mr. Richard selected 12 peer group companies. He then conducted an extensive analysis of their compensation practices, and compared them to the Company’s compensation practices. The 12 companies in this peer group study were Applebee’s International, Inc., Brinker International, Inc., California Pizza Kitchen, Inc., Cheesecake Factory, Incorporated, Dominos Pizza, Inc., Jack in the Box, Inc., Krispy Kreme Doughnuts, Inc., Outback Steakhouse, Inc., Panera Bread Company, Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. and Wendy’s International, Inc. These companies were selected as peer group companies principally because they operated in the restaurant industry and were of a similar size to the Company at the time.

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

As a result of the completion of the Merger and the resulting changes in the Company’s ownership structure, we expect that any future changes to our executive compensation policies will principally be as a result of recommendations by our compensation committee with input from executive management. We have not utilized the services of a compensation consultant since completion of the Merger, nor do we expect to utilize such services in the foreseeable future.

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

As of the last day of fiscal 2012, the base salaries of the named executive officers were as follows:

Executive	Base Salary
Andrew F. Puzder	$1,070,000
E. Michael Murphy	$636,750
Theodore Abajian	$500,000
Bradford R. Haley	$350,012
Robert J. Starke	$325,000

Retention Bonus

In accordance with the terms of their respective employment agreements, each of Messrs. Puzder, Murphy and Abajian are entitled to receive up to three special retention bonuses, which we refer to as retention bonuses. The retention bonuses are intended to replace the benefit that would have accrued to these named executive officers from the grant of restricted stock awards that would have been made to these named executive officers under their prior employment agreements, but which were not ultimately granted as a result of the completion of the Merger. The retention bonuses are also designed to provide additional incentive to these executive officers to remain employed by us for a significant period of time following completion of the Merger. On October 1, 2011, we made the first of three retention bonus payments to each of Messrs. Puzder, Murphy, and Abajian of $1,255,000, $313,750 and $313,750, respectively. The remaining retention bonuses are payable in cash on the respective payment dates as set forth in the table below assuming the executive continues to be employed by the Company as of those dates. In addition, the executive officers may be entitled to an acceleration of some or all of any unpaid retention bonuses upon termination of employment under certain circumstances, as discussed under the heading “Employment Agreements” below. Any unpaid retention bonuses will be paid immediately upon the occurrence of a change of control transaction.

Executive	Retention Bonus Amount	Payment Dates
Andrew F. Puzder	$1,255,000 $1,255,000	October 1, 2012 October 1, 2013

E. Michael Murphy	$313,750 $313,750	October 1, 2012 October 1, 2013

Theodore Abajian	$313,750 $313,750	October 1, 2012 October 1, 2013

Cash Incentive Compensation

Our compensation committee believes that an important element of our executive officers’ compensation should be paid in the form of variable cash incentive compensation, which we refer to as cash bonuses, and that this form of compensation should be based on the achievement of specified Company financial performance targets. Our compensation committee also believes that, if the performance criteria is met, the cash bonus should represent a meaningful portion of the executive officers’ total compensation potential and that, to the extent actual performance is achieved at a level significantly above targeted amounts, the executive officers should have an opportunity to earn a substantial amount of additional compensation. Our compensation committee intends that the potential to earn these cash bonuses will encourage individual executives to contribute to our financial performance by working to help us achieve financial performance goals that our compensation committee determines are important for our financial success and will lead to enhanced value for our stockholder.

Messrs. Puzder, Murphy and Abajian. Based on the foregoing compensation philosophy, the Company has entered into employment agreements with each of Messrs. Puzder, Murphy and Abajian that include the potential that annual cash bonuses may be paid based on the Company’s financial performance. For each fiscal year during the term of the employment agreements, our compensation committee approves (generally at the beginning of the fiscal year) targets for the Company’s (i) same-store sales, (ii) earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”), and (iii) free cash flow, as adjusted. We refer to these three performance measures as the “performance metrics” in this discussion. Targeted amounts for the performance metrics are determined by our compensation committee based on a budget presented by management. The compensation committee then assigns a weight to each of the three performance metrics, such that the sum of the weights equals 100%.

Following the end of each fiscal year, the Company’s achievement with respect to each performance metric is compared to the targeted amount for that performance metric. For fiscal 2012, each executive officer was able to achieve a bonus amount based upon the following achievement percentages:

Achievement Ranges for Same-Store Sales Performance Metric(1)	Achievement Percentages for Adjusted EBITDA Performance Metric(1)	Achievement Percentages for Free Cash Flow Performance Metric(1)	Resulting Cash Bonus Amount (for each Performance Metric)
Less than (2.0)% below target	Under 90% of target	Under 86% of target	No bonus

Between (2.0)% and target	Between 90% of target and target	Between 86% of target and target	A percentage of base salary on a sliding scale beginning at 50% and sliding to 100%

Between target and 2.0%	Between target and 110% of target	Between target and 114% of target	A percentage of base salary on a sliding scale beginning at 100% and sliding to a maximum of 250% of base salary for Mr. Puzder, 220% of base salary for Mr. Murphy, and 200% of base salary for Mr. Abajian

More than 2.0% above target	Greater than 110% of target	Greater than 114% of target	A maximum of 250% of base salary for Mr. Puzder, 220% of base salary for Mr. Murphy, and 200% of base salary for Mr. Abajian

(1)	In order to set meaningful targets and sliding scales for each of the performance metrics, the compensation committee and management mutually agreed on the above achievement ranges for fiscal 2012, which are different than those set forth in the employment agreements.

In accordance with the terms of the employment agreements, actual performance with respect to the performance metrics is determined by reference to the audited financial statements for the relevant fiscal year, subject to adjustment to reflect unusual, nonrecurring or extraordinary events as determined by our compensation committee. The bonus amount earned in light of the Company’s actual achievement with respect to each performance metric (as calculated based on the table below) is then adjusted to reflect the weight assigned to each performance metric.

The following table sets forth (i) the fiscal 2012 target for each of the performance metrics as established by the compensation committee, (ii) the actual fiscal 2012 results with respect to each of the performance metrics, (iii) the calculation of the achievement percentage for each performance metric (i.e., actual performance/targeted performance), (iv) the calculation of the payout percentage based on the achievement percentage referred to in (iii) and the table above, (v) the weighting of each of the performance metrics as set by the compensation committee, and (vi) the resulting calculation of the cash bonuses earned by each of Messrs. Puzder, Murphy and Abajian with respect to fiscal 2012:

	Fiscal 2012 Performance Metric	Fiscal 2012 Actual Results	Performance % Compared to Target	Payout Percentage(1)	Performance Metric Weighting %	Total
	(dollars in millions)	(dollars in millions)
Andrew F. Puzder
Same-Store Sales	2.9%	3.5%	0.6%	145.0%	25%	36.3%
Adjusted EBITDA(2)	$166.8	$165.9	99.5%	97.4%	25%	24.3%
Free Cash Flow(3)	$85.9	$98.7	114.9%	250.0%	50%	125.0%
Total Payout Percentage						185.6%
Base Salary						$ 1,070,000
Fiscal 2012 Cash Incentive Compensation						$ 1,985,844
E. Michael Murphy
Same-Store Sales	2.9%	3.5%	0.6%	136.0%	25%	34.0%
Adjusted EBITDA(2)	$166.8	$165.9	99.5%	97.4%	25%	24.3%
Free Cash Flow(3)	$85.9	$98.7	114.9%	220.0%	50%	110.0%
Total Payout Percentage						168.3%
Base Salary						$ 636,750
Fiscal 2012 Cash Incentive Compensation						$ 1,071,924
Theodore Abajian
Same-Store Sales	2.9%	3.5%	0.6%	130.0%	25%	32.5%
Adjusted EBITDA(2)	$166.8	$165.9	99.5%	97.4%	25%	24.3%
Free Cash Flow(3)	$85.9	$98.7	114.9%	200.0%	50%	100.0%
Total Payout Percentage						156.8%
Base Salary						$ 500,000
Fiscal 2012 Cash Incentive Compensation						$ 784,215

(1)	The payout percentage for each performance metric is based upon the achievement percentage as discussed above.
(2)	Adjusted EBITDA represents income (loss) before income taxes, interest income and expense, and depreciation and amortization, adjusted for certain non-recurring, non-cash and other expenses and income.
(3)	For fiscal 2012, our free cash flow was calculated using Adjusted EBITDA less capital expenditures, adjusted for certain other items as approved by the compensation committee.

Messrs. Starke and Haley. The cash incentive compensation for Messrs. Starke and Haley, our other two named executive officers, is determined by and paid at the discretion of our Chief Executive Officer. While Mr. Puzder does establish certain performance criteria for each of these executives and assess performance with respect to those criteria as a factor when determining the bonus to be paid to the executives, the bonus awards are ultimately discretionary in nature. Accordingly, these bonuses are reported as discretionary bonuses in the Summary Compensation Table rather than as cash incentive plan compensation. Based on Mr. Puzder’s recommendation, for fiscal 2012, Mr. Starke was paid a discretionary bonus of $450,000 and Mr. Haley was paid a discretionary bonus of $300,000.

Management Equity Investments

In connection with the Merger, each of our named executive officers purchased Class A Units (the “Class A Units”) of Apollo CKE Holdings, L.P. (the “Partnership”), our indirect parent company, as specified in their respective employment agreements (or, in the case of Messrs. Starke and Haley, in separate subscription agreements). The Class A Units are equivalent to the securities acquired by affiliates of Apollo in connection with the Merger and include the right to vote.

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

While the purchases of the Class A Units were made directly by our named executive officers, and were not made pursuant to any particular compensation program, we believe that the purchases of the Class A Units are relevant to the discussion of our compensation philosophies because our named executive officers have made a significant personal investment in the Company. These personal investments motivate our named executive officers to contribute to the achievement of outstanding financial performance by the Company that creates value for our stockholder because their economic interests are aligned with those of our stockholder.

Equity Incentive Compensation

In addition to the purchase of the Class A Units, upon completion of the Merger, our named executive officers were each granted awards in the form of Class B Units (the “Class B Units”) in the Partnership pursuant to the terms of their employment agreements (or, in the case of Messrs. Starke and Haley, in separate subscription agreements). The Class B Units are non-voting profit interests and entitle each executive officer to share in the future appreciation of the value of our business.

The equity incentive compensation program pursuant to which the Class B Units were issued was designed to serve as a means through which our executive officers and senior management, including our named executive officers, can indirectly obtain an equity interest in the Company. By agreeing to issue the Class B Units, our compensation committee believes that it is promoting the fulfillment of our compensation philosophy and objectives by enhancing management retention over the long-term, creating an incentive for our senior management to work diligently towards the achievement of Company financial goals that promote stockholder value, and aligning the interests of the senior management team with those of our stockholder. Our compensation committee determined the number of Class B Units to be issued to each named executive officer based upon such officer’s title, duties, level of responsibility, expected contribution to the Company and other factors deemed appropriate by the compensation committee.

The Partnership granted Class B Units in the form of time vesting units (“Time Vesting Units”) and performance vesting units (“Performance Vesting Units”). The Time Vesting Units vest in four equal annual installments from the date of grant. The Performance Vesting Units will vest or convert to a time vesting schedule upon the achievement of certain financial or investment targets. Prior to a change of control transaction or qualified initial public offering (“IPO”), our performance against such targets will be determined based upon a specified formula driven by our Adjusted EBITDA. These performance criteria will be assessed on a quarterly basis beginning with the quarter ending August 13, 2012. Upon a change of control event, our performance against the specified targets will be based upon a formula driven by the proceeds generated from such transaction and after a qualified IPO, our performance against the specified targets will be based upon a calculation driven by the public stock price. The Class B Units are subject to (or have the benefit of) customary transfer restrictions, tag-along rights, drag-along rights, repurchase rights and registration rights.

The number of outstanding Class B Units for each of the named executive officers and the percentage of the currently outstanding Class B Units held by each named executive officer is set forth in the table below:

Executive	Number of Unvested Time Vesting Class B Units(1)	Number of Unvested Performance Vesting Class B Units(2)	Number of Vested Class B Units(1)	Total Class B Units	Percentage of Outstanding Class B Units
Andrew F. Puzder	751,250	1,001,666	250,417	2,003,333	39.83%
E. Michael Murphy	248,851	331,802	82,951	663,604	13.19%
Theodore Abajian	248,851	331,802	82,951	663,604	13.19%
Bradford R. Haley	65,734	87,645	21,911	175,290	3.48%
Robert J. Starke	65,734	87,645	21,911	175,290	3.48%

(1)	The Time Vesting Units vest in four equal annual installments from the date of grant, which was July 12, 2010. As a result, one fourth of the Time Vesting Units vested on July 12, 2011, and the remaining Time Vesting Units will vest in three equal installments on the second, third and fourth anniversaries of the date of grant.
(2)	The Performance Vesting Units vest as discussed above.

Perquisites

The employment agreements with Messrs. Puzder, Murphy and Abajian provide for the following perquisites:

•

Payment of the initiation fee and membership dues of a social or recreational club for the purpose of maintaining various business relationships on behalf of the Company (but not the payment of any personal expenses or purchases of the executive officer at such club);

•	Supplemental disability insurance sufficient to provide two-thirds of the executive’s pre-disability base salary for a two-year period; and

•

Provision of medical and other insurance coverage provided by the Company to other executive officers as well as a supplemental medical expense reimbursement policy to reimburse the executives for medical, dental and vision care expenses, subject to certain limitations, incurred by the executive and his dependents that are not otherwise reimbursed or covered by the base health insurance plan.

Except for what is provided for in their respective employment agreements, our executive officers have not requested perquisites, and our compensation committee’s general philosophy is to keep perquisites to a minimum. However, the Company does, consistent with what our compensation committee believes to be usual practices at many other companies:

•	Pay directly or reimburse for mobile phones used by the executive officers;

•	Pay the costs of preparing annually the income tax returns of the executive officers; and

•	Provide for a modest automobile allowance or a Company leased car for each of the named executive officers.

The only other significant perquisite provided to our executive officers relates to personal use of the Company’s aircraft. Because the Company’s executives are required to travel extensively, we have had a long-standing policy of allowing family members of executive officers to utilize any empty seats that may exist on a flight originated for business purposes. From time to time family members of our named executive officers have utilized these seats. All personal usage is (i) reported as income to the Internal Revenue Service in accordance with its guidelines, on which the executive personally pays the income taxes, and (ii) valued in the Perquisites Table in accordance with the methodology prescribed by the SEC.

Severance and Change of Control Arrangements

To support our compensation objective of attracting, retaining and motivating qualified employees, we have adopted severance and change of control policies that apply to each of our named executive officers. These policies are not contained within standalone agreements, but are instead included within certain provisions of the Partnership Agreement and, in the case of Messrs. Puzder, Murphy and Abajian, their respective employment agreements. Additional information regarding the specific employment agreement provisions that address severance and change of control arrangements is set forth under the heading “Employment Agreements” below.

In addition to the provisions contained in the employment agreements, the Partnership Agreement provides for accelerated vesting of certain Class B Units upon the termination of a named executive officer’s employment or upon a change of control. Generally, in the event of a termination of a named executive officer’s employment, all unvested Time Vesting Units and Performance Vesting Units will be forfeited and cancelled. However, if a named executive officer’s employment is terminated due to death or disability, then (i) the number of unvested Time Vesting Units or Performance Vesting Units subject to a time vesting schedule that would have become vested Time Vesting Units or Performance Vesting Units during the one-year period following the named executive officer’s termination on account of death or disability will be treated as vested, and (ii) the named executive officer’s unvested Performance Vesting Units will remain outstanding for the one year period following the termination on account of death or disability.

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

The compensation committee does not presently foresee adopting any such benefits. The absence of these benefits has been taken into account in determining the elements of the total compensation packages of our named executive officers.

Predecessor Employee Stock Purchase Plan

Our Predecessor Employee Stock Purchase Plan (“ESPP”) provided eligible employees, which included our executive officers, the opportunity to purchase shares of our common stock at market prices. For every dollar that an executive officer had withheld from his wages, we would contribute for the benefit of the executive officer 50% of such amount in the year following such contribution. The ESPP was terminated July 12, 2010 in connection with the Merger, and no additional employee contributions were made under the ESPP thereafter. The All Other Compensation Table below reflects cash payments made to our executive officers in lieu of an ESPP common stock match subsequent to the termination of the ESPP.

Employment Agreements

We entered into new employment agreements with each of Messrs. Puzder, Murphy and Abajian upon completion of the Merger. While certain terms of the employment arrangements were changed as a result of the new employment agreements, the principal compensation philosophies and programs underlying the agreements are similar in many respects to the employment agreements that were in place for these executive officers prior to the Merger. The principal changes to the employment agreements relate to (i) the addition of the retention bonuses, as discussed in greater detail under the heading “Elements of Executive Compensation - Retention Bonus” above, (ii) modifications to the cash incentive compensation portion of the employment agreements to reflect changes to the underlying performance metrics and the target amounts for those metrics, as discussed in greater detail under the heading “Elements of Executive Compensation - Cash Incentive Compensation” above, and (iii) the modification to the equity incentive compensation portion of the employment agreements to reflect the change in our ownership structure following completion of the Merger, as discussed in greater detail under the heading “Elements of Executive Compensation - Equity Incentive Compensation” above.

The employment agreements with Messrs. Starke and Haley were terminated in connection with the Merger.

A summary of the terms of each of the employment agreements entered into with Messrs. Puzder, Murphy and Abajian, as they existed as of the end of fiscal 2012, is set forth below.

Andrew F. Puzder. The employment agreement with Mr. Puzder provides that he will serve as our Chief Executive Officer for a four-year initial term commencing on the date of the closing of the Merger, provided that the term shall automatically be extended for successive one-year periods unless it is terminated by either party with six months notice. The employment agreement provides for an annual base salary of $1,070,000, three special cash retention bonuses each in the amount of $1,255,000 (one of which has been paid), a variable cash incentive compensation opportunity of between 50% and 250% of base salary, and a grant of 2,003,333 Class B Units. In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement), in which case the executive shall only be entitled to receive base salary due to the executive through the date of termination. Furthermore, in the event of a termination of the executive’s employment by the Company other than for cause, or by the executive for good reason (as defined in the employment agreement), or by the executive due to a change of control (as defined in the Partnership Agreement), or at the expiration of the term of the employment agreement following notice of non-renewal provided by the Company, the Company shall be obligated to pay the executive severance in the form of (i) a payment equal to six times base salary, (ii) a payment equal to 50% of any unpaid retention bonus, with the potential to receive the full 100% of any unpaid retention bonus under certain circumstances as set forth in the employment agreement, (iii) continuation of all employee benefits (except equity compensation) for the remainder of the term, and (iv) customary outplacement services in an amount not to exceed $25,000.

E. Michael Murphy. The employment agreement with Mr. Murphy provides that he will serve as our President and Chief Legal Officer for a four-year initial term commencing on the date of the closing of the Merger, provided that the term shall automatically be extended for successive one-year periods unless it is terminated by either party with six months notice. The employment agreement provides for an annual base salary of $636,750, three special cash retention bonuses each in the amount of $313,750 (one of which has been paid), a variable cash incentive compensation opportunity of between 50% and 220% of base salary, and a grant of 663,604 Class B Units. In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement), in which case the executive shall only be entitled to receive base salary due to the executive through the date of termination. Furthermore, in the event of a termination of the executive’s employment by the Company other than for cause, or by the executive for good reason (as defined in the employment agreement), or by the executive due to the departure of Mr. Puzder following a change of control (as defined in the Partnership Agreement), or at the expiration of the term of the employment agreement following notice of non-renewal provided by the Company, the Company shall be obligated to pay the executive severance in the form of (i) a payment equal to three times base salary, (ii) a prorated cash bonus based on the Company’s performance through the date of termination, (iii) a payment equal to 50% of any unpaid retention bonus, with the potential to receive the full 100% of any unpaid retention bonus under certain circumstances as set forth in the employment agreement, (iv) continuation of all employee benefits (except equity compensation) for the remainder of the term, and (v) customary outplacement services in an amount not to exceed $25,000.

Theodore Abajian. The employment agreement with Mr. Abajian provides that he will serve as our Executive Vice President and Chief Financial Officer for a four-year initial term commencing on the date of the closing of the Merger, provided that the term shall automatically be extended for successive one-year periods unless it is terminated by either party with six months notice. The employment agreement provides for an annual base salary of $500,000, three special cash retention bonuses each in the amount of $313,750 (one of which has been paid), a variable cash incentive compensation opportunity of between 50% and 200% of base salary, and a grant of 663,604 Class B Units. In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement), in which case the executive shall only be entitled to receive base salary due to the executive through the date of termination. Furthermore, in the event of a termination of the executive’s employment by the Company other than for cause, or by the executive for good reason (as defined in the employment agreement), or by the executive due to the departure of Mr. Puzder following a change of control (as defined in the Partnership Agreement), or at the expiration of the term of the employment agreement following notice of non-renewal provided by the Company, the Company shall be obligated to pay the executive severance in the form of (i) a payment equal to three times base salary, (ii) a prorated cash bonus based on the Company’s performance through the date of termination, (iii) a payment equal to 50% of any unpaid retention bonus, with the potential to receive the full 100% of any unpaid retention bonus under certain circumstances as set forth in the employment agreement, (iv) continuation of all employee benefits (except equity compensation) for the remainder of the term, and (v) customary outplacement services in an amount not to exceed $25,000.

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

•

include an overall mix of compensation elements for those individuals who are best positioned to have an impact on our financial performance (e.g., our named executive officers) that is appropriately balanced between short-term and long-term incentives, such that it does not encourage the taking of short-term risks at the expense of long-term results or vice-versa;

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

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Peter P. Copses, Lance A. Milken and Robert J. DiNicola. During fiscal 2012, no member of our compensation committee was an officer or employee, or a former employee, of the Company. In addition, during fiscal 2012, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our compensation committee, (ii) served as a director of another entity, one of whose executive officers served on our compensation committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

REPORT OF THE COMPENSATION COMMITTEE

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Date: May 4, 2012	COMPENSATION COMMITTEE

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Cash Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)

Andrew F. Puzder	2012	1,070,000	1,255,000	—	—	1,985,844	—	174,211	4,485,055
Chief Executive Officer	2011	1,090,577(6)	—	7,041,715	—	1,676,709	—	308,350	10,117,351
	2010	1,070,000	—	3,192,000	—	2,675,000	—	351,188	7,288,188

E. Michael Murphy	2012	636,750	313,750	—	—	1,071,924	—	95,740	2,118,164
President and	2011	648,996(6)	—	2,332,568	—	920,184	—	102,989	4,004,737
Chief Legal Officer	2010	636,750	—	798,000	—	1,400,850	—	102,990	2,938,590

Theodore Abajian	2012	500,000	313,750	—	—	784,215	—	58,698	1,656,663
Executive Vice President and	2011	488,731(6)	—	2,332,568	—	681,932	—	136,470	3,639,701
Chief Financial Officer	2010	454,750	—	798,000	—	909,500	—	138,701	2,300,951

Bradford R. Haley	2012	350,012	300,000	—	—	—	—	32,213	682,225
Chief Marketing	2011	356,743(6)	250,000	616,144	—	—	—	41,815	1,264,702
Officer	2010	350,012	300,000	14,088	59,600	—	—	43,041	766,741

Robert J. Starke	2012	325,000	450,000	—	—	—	—	26,705	801,705
Executive Vice President,	2011	319,712(6)	425,000	616,144	—	—	—	29,065	1,389,921
Hardee’s Operations	2010	275,000	325,000	14,088	59,600	—	—	32,014	705,702

(1)	The amounts set forth in this column for Messrs. Puzder, Murphy and Abajian represent the payment of retention bonuses to each of them in fiscal 2012. For additional information, please refer to the discussion under the heading “Elements of Executive Compensation – Retention Bonuses” in the Compensation Discussion and Analysis section above. The amounts set forth in this column for Messrs. Haley and Starke represent the payment of bonuses to these named executive officers that were subject to the discretion of our Chief Executive Officer. As such, these amounts have been disclosed as a discretionary bonus rather than cash incentive plan compensation.
(2)	The amounts set forth in these columns reflect the grant date fair value of the Predecessor stock and option awards and Successor Class B Units calculated in accordance with the authoritative accounting guidance. During fiscal 2012, there were no stock awards or option awards granted to our named executive officers. In accordance with SEC rules, for awards that are subject to performance conditions, the amounts reflect the full grant date fair value of the awards based upon the probable outcome of the performance conditions. Certain assumptions used in the calculation of the amounts are included in Note 18 of our Notes to Consolidated Financial Statements included in Item 15 of the Annual Report.
(3)	The amounts set forth in this column represent the dollar amount of the cash incentive compensation earned by each of our named executive officers. For additional information about the terms of the cash incentive compensation program and the calculation of the cash bonuses paid with respect to fiscal 2012, please refer to the discussion under the heading “Elements of Executive Compensation – Cash Incentive Compensation” in the Compensation Discussion and Analysis section above.
(4)	We do not sponsor any pension plans on behalf of our named executive officers or other management personnel. In addition, none of our named executive officers have realized any above-market earnings on nonqualified deferred compensation.
(5)	The amounts set forth in this column represent the dollar amount of compensation earned by each of our named executive officers which is not reported in any of the columns to the left of this column. Please refer to the All Other Compensation Table below for additional information about the amounts disclosed in this column for fiscal 2012.
(6)	This amount represents the base salary earned by each of our named executive officers for fiscal 2011, which included one additional week in our fourth quarter.

ALL OTHER COMPENSATION TABLE

Name	Perquisites ($)(1)	Trip and Other Awards ($)	Insurance Premiums ($)(2)	Company Matching Contributions to ESPP ($)(3)	Total ($)(4)
Andrew F. Puzder	125,036	—	24,483	24,692	174,211
E. Michael Murphy	69,283	2,912	23,545	—	95,740
Theodore Abajian	25,995	—	22,209	10,494	58,698
Bradford R. Haley	8,080	—	22,518	1,615	32,213
Robert J. Starke	13,143	802	12,760	—	26,705

(1)	The amounts set forth in this column represent the aggregate dollar amount of perquisites earned by each of our named executive officers in fiscal 2012. The determinations of the particular payments which qualify as “perquisites” were made in accordance with SEC rules. See the Perquisites Table below for a more detailed explanation of the various perquisites earned by each of our named executive officers, which comprise the aggregate perquisite amounts disclosed in this column.
(2)	The amounts set forth in this column represent our contributions for premiums for group life, medical, dental, vision, and long-term disability insurance for each of our named executive officers in fiscal 2012.
(3)	The amounts set forth in this column represent the dollar amount of our cash contributions made to each of our named executive officers under our Predecessor ESPP in fiscal 2012. Please refer to the discussion under the heading “Elements of Executive Compensation – Predecessor Employee Stock Purchase Plan” in the Compensation Discussion and Analysis section above.
(4)	The amounts set forth in this column represent the sum of each of the columns to the left of this column and are equivalent to the amounts set forth in the “All Other Compensation” column of the Summary Compensation Table above.

PERQUISITES TABLE

Name	Car Allowance ($)	Wireless Payments ($)	Personal Use of Company Aircraft ($)(1)	Reimbursements for Medical and Dental Costs ($)	Tax/Financial Planning Assistance ($)	Club Memberships and Dues ($)	Total Perquisites ($)(2)
Andrew F. Puzder	9,769	2,134	49,569	47,927	13,525	2,112	125,036
E. Michael Murphy	9,769	2,246	22,959	27,128	2,995	4,186	69,283
Theodore Abajian	8,585	2,132	377	8,789	120	5,992	25,995
Bradford R. Haley	5,801	2,279	—	—	—	—	8,080
Robert J. Starke	177	4,344	—	8,622	—	—	13,143

(1)	The amounts set forth in this column represent the incremental cost to us from the personal use of our aircraft by each of our named executive officers, and were calculated in accordance with SEC rules.
(2)	The amounts set forth in this column for each of our named executive officers represent the sum of each of the columns to the left of this column and are equivalent to the amounts set forth in the “Perquisites” column of the All Other Compensation Table above.

GRANTS OF PLAN BASED AWARDS TABLE

		Estimated Future Payouts Under Cash Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Securities	All Other Unit Awards:	Exercise or Base Price of	Grant Date
								Underlying	Number of	Option	Fair Value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Units (#)	Awards ($/Sh)	Unit Awards ($)
Andrew F. Puzder	—	535,000	1,070,000	2,675,000	—	—	—	—	—	—	—
E. Michael Murphy	—	318,375	636,750	1,400,850	—	—	—	—	—	—	—
Theodore Abajian	—	250,000	500,000	1,000,000	—	—	—	—	—	—	—
Bradford R. Haley	—	—	—	—	—	—	—	—	—	—	—
Robert J. Starke	—	—	—	—	—	—	—	—	—	—	—

(1)	The “Threshold,” “Target” and “Maximum” amounts of non-equity incentive plan awards set forth in these columns are derived from the terms of the employment agreements entered into by and between us and each of Messrs. Puzder, Murphy and Abajian. Additional information regarding the calculation of the potential cash bonus payments set forth in these columns, as well as the determination of the actual cash bonuses paid to these named executive officers with respect to fiscal 2012, is set forth under the heading “Executive Compensation Elements – Cash Incentive Compensation” in the Compensation Discussion and Analysis section above. Messrs. Starke and Haley are eligible to receive discretionary bonuses as disclosed in the Summary Compensation Table above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Class B Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Time Vesting Units That Have Not Vested (#)(1)	Market Value of Time Vesting Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Performance Vesting Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Performance Vesting Units That Have Not Vested ($)(4)
Andrew F. Puzder	—	—	—	—	751,250	2,640,644	1,001,666	3,520,856
E. Michael Murphy	—	—	—	—	248,851	874,711	331,802	1,166,284
Theodore Abajian	—	—	—	—	248,851	874,711	331,802	1,166,284
Bradford R. Haley	—	—	—	—	65,734	231,055	87,645	308,072
Robert J. Starke	—	—	—	—	65,734	231,055	87,645	308,072

(1)	The amounts set forth in this column represent the number of Time Vesting Units that were granted to our named executive officers pursuant to the Partnership Agreement, but which have not vested as of January 31, 2012. Additional information regarding the Time Vesting Units, including the vesting of such awards, is set forth under the heading “Executive Compensation Elements – Equity Incentive Compensation” in the Compensation Discussion and Analysis section above.
(2)	The amounts set forth in this column represent the value of the Time Vesting Units, which have not vested as of January 31, 2012, calculated by multiplying the number of Time Vesting Units by the grant date fair value of $3.52 per unit. The actual value of the Time Vesting Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table.
(3)	The amounts set forth in this column represent the number of Performance Vesting Units that were granted to our named executive officers pursuant to the Partnership Agreement, but which have not vested as of January 31, 2012. Additional information regarding the Performance Vesting Units, including the vesting of such awards, is set forth under the heading “Executive Compensation Elements – Equity Incentive Compensation” in the Compensation Discussion and Analysis section above.
(4)	The amounts set forth in this column represent the value of the Performance Vesting Units, which have not vested as of January 31, 2012, calculated by multiplying the number of Performance Vesting Units by the grant date fair value of $3.52 per unit. The actual value of the Performance Vesting Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Class B Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Andrew F. Puzder	—	—	250,417	880,216
E. Michael Murphy	—	—	82,951	291,573
Theodore Abajian	—	—	82,951	291,573
Bradford R. Haley	—	—	21,911	77,017
Robert J. Starke	—	—	21,911	77,017

(1)	The amounts set forth in this column represent the number of Time Vesting Units that vested during fiscal 2012. The Time Vesting Units vest in four equal annual installments from the date of grant, which was July 12, 2010. As a result, one fourth of the Time Vesting Units vested on July 12, 2011, and the remaining Time Vesting Units will vest in three equal installments on the second, third and fourth anniversaries of the date of grant.
(2)	The amounts set forth in this column represent the value of the Time Vesting Units that vested during fiscal 2012, calculated by multiplying the number of Time Vesting Units in the column immediately to the left by the grant date fair value of $3.52 per unit. The actual value of the Time Vesting Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the Partnership Agreement and the employment agreements that we have entered into with each of Messrs. Puzder, Murphy and Abajian, if each named executive officer’s employment had terminated effective as of January 31, 2012, the last day of fiscal 2012.

The table assumes that each named executive officer’s salary and service levels will be the same on the date of termination as they were on the last day of our fiscal year. The amounts set forth for insurance, health benefits and similar policies also assume the continued availability of such policies on terms which are equivalent to those in effect as of the last day of fiscal 2012. The compensation amounts set forth in the table exclude benefits that accrued prior to January 31, 2012 and are in addition to benefits generally available to salaried employees, such as subsidized medical benefits and disability benefits.

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

Additional information regarding our severance and change of control policies is set forth under the heading “Severance and Change of Control Arrangements” above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE

Name	Salary ($)(1)	Other Cash Payments ($)(2)	Accelerated Vesting of Outstanding Units ($)(3)		Other Benefits ($)(4)	Excise Tax (including gross-up) ($)(5)
Andrew F. Puzder
Retirement, Resignation or Voluntary Termination	—	—	—		—	—
Termination by the Company for Cause	—	—	—		—	—
Termination by the Executive for Good Reason(6)	6,420,000	1,225,000	—		249,875	1,000,000
Termination by the Company Without Cause	6,420,000	1,225,000	—		249,875	1,000,000
Termination Upon a Change of Control(6)	6,420,000	1,225,000	2,640,644	(8)	249,875	1,000,000
Termination Upon Death or Disability(7)	1,070,000	—	880,216		—	—

E. Michael Murphy
Retirement, Resignation or Voluntary Termination	—	—	—		—	—
Termination by the Company for Cause	—	—	—		—	—
Termination by the Executive for Good Reason(6)	1,910,250	1,385,674	—		174,673	—
Termination by the Company Without Cause	1,910,250	1,385,674	—		174,673	—
Termination Upon a Change of Control(6)	1,910,250	1,385,674	874,711	(8)	174,673	—
Termination Upon Death or Disability(7)	636,750	—	291,573		—	—

Theodore Abajian
Retirement, Resignation or Voluntary Termination	—	—	—		—	—
Termination by the Company for Cause	—	—	—		—	—
Termination by the Executive for Good Reason(6)	1,500,000	1,097,965	—		119,568	—
Termination by the Company Without Cause	1,500,000	1,097,965	—		119,568	—
Termination Upon a Change of Control(6)	1,500,000	1,097,965	874,711	(8)	119,568	—
Termination Upon Death or Disability(7)	500,000	—	291,573		—	—

Bradford R. Haley
Retirement, Resignation or Voluntary Termination	—	—	—		—	—
Termination by the Company for Cause	—	—	—		—	—
Termination by the Executive for Good Reason	—	—	—		—	—
Termination by the Company Without Cause	—	—	—		—	—
Termination Upon a Change of Control	—	—	231,051	(8)	—	—
Termination Upon Death or Disability(7)	—	—	77,021		—	—

Robert J. Starke
Retirement, Resignation or Voluntary Termination	—	—	—		—	—
Termination by the Company for Cause	—	—	—		—	—
Termination by the Executive for Good Reason	—	—	—		—	—
Termination by the Company Without Cause	—	—	—		—	—
Termination Upon a Change of Control	—	—	231,051	(8)	—	—
Termination Upon Death or Disability(7)	—	—	77,021		—	—

(1)	In the event of a termination under specified circumstances as detailed in their respective employment agreements, Mr. Puzder is entitled to a severance amount equal to his base annual salary in effect as of the date of termination multiplied by the number six and each of Messrs. Murphy and Abajian are entitled to a severance amount equal to his base annual salary in effect as of the date of termination multiplied by the number three.
(2)	In the event of a termination under specified circumstances, as detailed in their respective employment agreements, Messrs. Puzder, Murphy and Abajian are entitled to receive 50% of any unpaid special retention bonus. Additionally, Messrs. Murphy and Abajian are entitled, pursuant to the terms of their respective employment agreements, to receive the annual cash bonus that would have been paid to the executive in respect of the fiscal year in which the employee’s termination of employment occurs.
(3)	The amounts set forth in this column represent the value which would be realized by each of our named executive officers upon the accelerated vesting of unvested Class B Units. These amounts have been calculated using the grant date fair value of the Class B Units, which was $3.52, multiplied by the number of unvested Class B Units held by each named executive officer on that date. The actual value of the Class B Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table. As a result, the aggregate value that may be realized by our named executive officers with respect to the accelerated vesting of Class B Units held by them could be significantly different from the amounts included in the table.

(4)	Each of our named executive officers are entitled to the continuation of the various employee benefit plans and programs under which they were entitled to participate prior to termination in the event of a termination of their employment under specified circumstances, as detailed in their respective employment agreements. Each of Messrs. Puzder, Murphy and Abajian are entitled to continued participation until the end of their employment term, which is through July 12, 2014, based upon the employment agreements in effect as of January 31, 2012. The amounts set forth in this column are estimates of the benefit payments to be made on each executive officer’s behalf in connection with his termination, assuming that the cost to us of providing his current benefits remains the same.
(5)	We are not obligated to make any excise tax payments or related tax gross up payments on behalf of any of our named executive officers except for Mr. Puzder. If and to the extent that any payment to Mr. Puzder upon a termination upon a change of control would constitute an “excess parachute payment,” then Mr. Puzder shall be entitled to receive an excise tax gross-up payment not exceeding $1,000,000, in accordance with the provisions of his Employment Agreement.
(6)	Each of Messrs. Puzder, Murphy and Abajian are entitled to receive certain payments and benefits upon a termination of their respective employment agreements for “Good Reason.” “Good Reason” is defined in Mr. Puzder’s Employment Agreement to include the following events, without the Employee’s consent, (i) a material failure by the Company to pay any compensation owed to the Employee, (ii) a material reduction in the Employee’s base salary or target bonus percentage, (iii) a material diminution in the Employee’s responsibilities or authority, (iv) a relocation of the Employee’s principal place of employment outside the city limits of either Carpinteria or Santa Barbara, California, or (v) the occurrence of a change of control. “Good Reason” is defined in the employment agreements for Messrs. Murphy and Abajian to include the following events, without the Employee’s consent, (i) a material failure by the Company to pay any compensation owed to the Employee, (ii) a material reduction in the Employee’s base salary or target bonus percentage, (iii) a material diminution in the Employee’s responsibilities or authority, or (iv) the voluntary resignation of Mr. Puzder as Chief Executive Officer during the period between 90 and 365 days following the occurrence of a change of control. Additional information regarding the payments and benefits to be received by our named executive officers upon a termination of their employment for “Good Reason” (including, in some cases, relating to a change of control) is discussed under the heading “Employment Agreements” in the Compensation Discussion and Analysis section of this Amendment.
(7)	In the event a named executive officer’s employment is terminated due to his death or disability, he (or his successors) would be entitled to continue to receive the base salary in effect as of the date of the death or disability for a period of one year. Additionally, in the event of the death or disability of one of our named executive officers, the number of Time Vesting Units that would vest during the one year period following the termination of employment on account of such death or disability shall be treated as vested Class B Units and any unvested Performance Vesting Units shall remain outstanding for the one year period following such termination on account of such death or disability.
(8)	The value is based on the minimum number of Class B Units that would accrue to each of our named executive officers from the vesting of Time Vesting Units upon a change of control as detailed in the Partnership Agreement. Each of our named executive officers have the opportunity for additional Class B Units to accrue to them from the vesting of Performance Vesting Units upon the occurrence of a change of control, however, certain criteria must be satisfied as detailed in the Partnership Agreement. Additional information regarding the vesting of the Time Vesting Units and the Performance Vesting Units upon the occurrence of a change of control is discussed under the heading “Severance and Change of Control Arrangements” in the Compensation Discussion and Analysis section of this Amendment and in the Partnership Agreement.

DIRECTOR COMPENSATION

Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend in person or $1,000 for each board meeting or committee meeting attended telephonically. Our directors are also reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. In addition, upon joining the board of directors, certain of our non-employee directors received a grant of 20,000 Class B Units, which vest in four equal installments on each of the first four anniversaries of the grant date, provided that such director continues to serve as a member of our board of directors on each applicable vesting date. Compensation due to Peter P. Copses and Lance A. Milken for their services as directors will be paid or issued, as applicable, to affiliates of Apollo.

The compensation earned by our non-management directors in fiscal 2012 is set forth in the table below:

Board of Directors

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter P. Copses(2)	68,000	—	—	—	—	—	68,000
Robert J. DiNicola	59,000	—	—	—	—	—	59,000
George G. Golleher	58,000	—	—	—	—	—	58,000
Lance A. Milken(2)	68,000	—	—	—	—	—	68,000
Daniel E. Ponder Jr.	58,000	—	—	—	—	—	58,000
Jerold H. Rubinstein	67,000	—	—	—	—	—	67,000
C. Thomas Thompson	58,000	—	—	—	—	—	58,000

(1)	During fiscal 2012, no Unit Awards were issued to our non-management directors. As of January 31, 2012, Messrs. DiNicola, Golleher, Ponder, Rubinstein and Thompson each had 15,000 unvested and outstanding Time Vesting Units.
(2)	Fees earned or paid to Peter P. Copses and Lance A. Milken for their services as directors were paid to affiliates of Apollo.

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

The following table sets forth the percentage of our shares of common stock that are beneficially owned, as of May 2, 2012, by (1) each person who is known to us to be the beneficial owner of more than 5% of such shares, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act.

Name	Beneficial Ownership Percentage (1)
Apollo Fund VII(1)	100%
Andrew F. Puzder(2)	—
E. Michael Murphy(2)	—
Theodore Abajian(2)	—
Bradford R. Haley(2)	—
Robert J. Starke(2)	—
Peter P. Copses(3)	—
Robert J. DiNicola(2)	—
George G. Golleher(2)	—
Lance A. Milken(3)	—
Daniel E. Ponder, Jr.(2)	—
Jerold H. Rubinstein(2)	—
C. Thomas Thompson(2)	—
All officers and directors as a group	—

(1)	See the introductory paragraph of this section for an explanation of the beneficial ownership of our shares of common stock by Apollo Fund VII. Apollo Fund VII disclaims beneficial ownership of any such shares except to the extent of any pecuniary interest therein. The address of Apollo Fund VII is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(2)	The address for each of Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola, Golleher, Ponder, Rubinstein and Thompson is c/o CKE Restaurants, Inc., 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola and Golleher own the following Class A Units: 674,000, 152,500, 220,000, 40,000, 8,200, 25,000 and 50,000, respectively. Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola, Golleher, Ponder, Rubinstein and Thompson have 250,417, 82,951, 82,951, 21,911, 21,911, 30,000, 55,000, 5,000, 5,000 and 5,000 vested Class B Units, respectively. In addition, the following Time Vesting Units for Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola and Golleher are expected to vest within 90 days of May 2, 2012: 250,417, 82,951, 82,951, 21,911, 21,911, 5,000 and 5,000, respectively.
(3)	Messrs. Copses and Milken are both associated with Apollo and its affiliated investment managers, however, each expressly disclaims beneficial ownership of the shares of our common stock that may be deemed beneficially owned by Apollo Fund VII or any other Apollo affiliate, except to the extent of any pecuniary interest therein. The address of Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

We describe below all “related party transactions” that have occurred since the beginning of fiscal 2012 and any such transactions that are currently proposed. In accordance with Item 404(a) of Regulation S-K, a “related party transaction” is any transaction or series of transactions exceeding $120,000 in which we are a participant and any “related person” has a direct or indirect material interest. A “related person” would include any of our directors, executive officers, or persons controlling over five percent of our outstanding common stock (and an “immediate family member” (as defined in Item 404(a) of Regulation S-K) of any of such persons).

Each related party transaction must be reviewed and approved by a majority of the disinterested directors in accordance with Delaware law. In reviewing and considering whether to approve a related party transaction, our disinterested directors consider all relevant facts and circumstances to determine whether such transaction meets our standard that the transaction is fair to us and in our best interests and the best interests of our stockholder. We have not established additional procedures by which the disinterested directors make this determination other than those prescribed by Delaware law regarding the fulfillment of a director’s fiduciary duty.

Certain Relationships and Related Transactions

Management Services Agreement

In connection with the Merger, we entered into a management services agreement with Apollo Management, dated as of July 12, 2010 (the “Management Services Agreement”). Under the Management Services Agreement, Apollo Management agreed to provide to us certain investment banking, management, consulting, financial planning and real estate advisory services on an ongoing basis for a fee of $2.5 million per year, which Apollo Management may increase in its sole discretion at any time up to an amount equal to 2% of our annual EBITDA (as defined under our senior secured revolving credit facility). During fiscal 2012, we made aggregate payments of $2,489,725 to Apollo Management for management fees under the Management Services Agreement.

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

Director Relationships

Certain members of our board of directors are also our franchisees. These franchisees regularly purchase equipment and other products from us and pay us various fees on the same terms and conditions as our other franchisees. These transactions are described below.

Related Transactions with Board of Directors

Daniel E. Ponder, Jr. Daniel E. Ponder, Jr. is a member of our board of directors. Mr. Ponder is President and Chairman of the board of directors of Ponder Enterprises, Inc., (“PEI”). PEI is a franchisee of Hardee’s and operated 24 Hardee’s restaurants during fiscal 2012. In connection with the operation of its 24 restaurants, PEI made aggregate payments of $463,670 to us for the purchase of equipment from us. During fiscal 2012, PEI paid us royalty fees of $1,038,645 and advertising and promotional fees of $1,231,725. During fiscal 2012, PEI made aggregate rental and other property-related payments of $170,509 to us for certain of their restaurant properties that were leased and/or subleased from us. PEI also made payments of $49,716 to us for other miscellaneous fees and charges during fiscal 2012.

C. Thomas Thompson. C. Thomas Thompson is a member of our board of directors and is the Managing General Partner of TWM Industries, L.P., a member of Manteca Star, LLC, a member of Modesto Restaurant Group, LLC, a member of The Chowchilla Connection, LLC, a Managing Member of TWM/Fresno, LLC, and a General Partner of TWM Industries/VFR (collectively, the “Thompson Entities”). The Thompson Entities are each franchisees of Carl’s Jr. and collectively operated a total of 60 Carl’s Jr. and Carl’s Jr./Green Burrito dual-branded restaurants during fiscal 2012. The Thompson Entities collectively paid us an aggregate of $84,313 in franchise and development fees during fiscal 2012. During fiscal 2012, the Thompson Entities paid us royalty fees of $2,711,900 and advertising and promotional fees of $3,562,847 for all 60 restaurants combined. In connection with the operation of its 60 restaurants, the Thompson Entities made aggregate payments of $88,741 to us for the purchase of equipment from us. During fiscal 2012, the Thompson Entities made aggregate rental and other property-related payments of $2,351,200 to us for certain of their restaurant properties that were leased and/or subleased from us. The Thompson Entities also made payments of $301,403 to us for other miscellaneous fees and charges during fiscal 2012.

Independence of Directors

Following the completion of the Merger, our common stock ceased trading on the NYSE. Because we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, and do not have any equity securities registered with the SEC, there are no director independence rules applicable to the members of our board of directors or to any committee of our board of directors. Prior to the Merger, the Board utilized director independence standards designed to satisfy the corporate governance requirements of the NYSE when determining whether or not members of the Board were independent. However, even if our securities continued to be traded on the NYSE, our directors would not be subject to the independence requirements because we would be entitled to rely on the “controlled company” exception contained in Section 303A.00 of the NYSE Listed Company Manual (“Section 303A.00”). Pursuant to Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company, is exempt from the requirement that its board of directors consist of a majority of independent directors and the requirement that its compensation committee (and, if applicable, its nominating and corporate governance committee) be comprised solely of independent directors. As of May 2, 2012, affiliates of Apollo beneficially owned 100% of the voting power of the Company, which would qualify the Company as a “controlled company” eligible for exemption under Section 303A.00.

Independence of Committee Members

The directors who are currently serving as members of the audit committee and compensation committee are not required to meet the independence requirements of the SEC or of any other national securities exchange. They similarly are not required to meet the independence requirements set forth in the SEC’s rules and regulations, to the extent any such requirements are applicable to them. We have not undertaken the analysis of whether any of the members of the audit committee or compensation committee meet the independence standards set forth in the rules and regulations of the SEC or the listing standards of any national securities exchange. The Company does not maintain a nominating and corporate governance committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

KPMG LLP (“KPMG”) served as our independent registered public accounting firm for the fiscal years ended January 31, 2012 and January 31, 2011. In addition to rendering audit services during fiscal 2012 and 2011, KPMG provided various audit-related, tax and other professional services for us. The following is a summary of the fees billed to us by KPMG for professional services rendered for fiscal 2012 and 2011, respectively:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees	Percentage of Services Approved by Audit Committee
Audit fees	$1,206,947	$1,837,500	100%
Audit-related fees	—	279,521	100%
Tax fees	18,508	32,188	100%
All other fees	1,650	1,500	100%

Total fees	$1,227,105	$2,150,709	100%

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

Tax Fees

Tax fees during fiscal 2012 were associated with inventory cost capitalization studies. Tax fees during fiscal 2011 were associated with cost segregation studies related to the depreciation of fixed assets.

All Other Fees

All other fees during fiscal 2012 and 2011 were associated with our subscription to and use of KPMG’s accounting research tool.

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

1.	Audit services include professional services rendered by the independent registered public accounting firm for the audit of our consolidated financial statements and review of our financial statements reported on Form 10-Q, as well as services that are normally provided in connection with statutory and regulatory filings.

2.	Audit-related services include assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not included under audit fees.

3.	Tax services include all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit of the financial statements.

4.	Other fees are those associated with services not captured in the other categories.

Prior to engagement, the audit committee pre-approves each of these services by category of service. During the fiscal year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires pre-approval before engaging the independent registered public accounting firm.

The audit committee has considered whether the independent registered public accounting firm’s provision of non-audit services to us is compatible with maintaining the registered public accounting firm’s independence and has concluded that the provision of such non-audit services does not compromise the independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	The exhibits filed with this Amendment are as follows:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

Date: May 4, 2012	By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW F. PUZDER	Chief Executive Officer (Principal Executive Officer)	May 4, 2012
Andrew F. Puzder	and Director

/s/ THEODORE ABAJIAN	Executive Vice President and Chief Financial Officer	May 4, 2012
Theodore Abajian	(Principal Financial Officer)

/s/ REESE STEWART	Senior Vice President and Chief Accounting Officer	May 4, 2012
Reese Stewart	(Principal Accounting Officer)

*	Chairman of the Board	May 4, 2012
Peter P. Copses

*	Director	May 4, 2012
Robert J. DiNicola

*	Director	May 4, 2012
George G. Golleher

*	Director	May 4, 2012
Lance A. Milken

*	Director	May 4, 2012
Daniel E. Ponder, Jr.

*	Director	May 4, 2012
Jerold H. Rubinstein

*	Director	May 4, 2012
C. Thomas Thompson

* By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder
As Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.