Form 10-Q
period 2012-05-21
CKE RESTAURANTS INC
filed 2012-06-27
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 21, 2012
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

The number of outstanding shares of the registrant’s common stock was 100 shares as of June 22, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par values)
(Unaudited)

	May 21, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$125,422	$64,555
Accounts receivable, net of allowance for doubtful accounts of $24 as of May 21, 2012 and $38 as of January 31, 2012	21,274	24,099
Related party trade receivables	358	252
Inventories	15,728	16,144
Prepaid expenses	11,300	15,897
Advertising fund assets, restricted	18,822	18,407
Deferred income tax assets, net	25,265	25,140
Other current assets	3,830	3,695
Total current assets	221,999	168,189
Property and equipment, net of accumulated depreciation and amortization of $140,738 as of May 21, 2012 and $117,010 as of January 31, 2012	636,240	645,552
Goodwill	208,885	208,885
Intangible assets, net	428,399	433,139
Other assets, net	25,533	24,373
Total assets	$1,521,056	$1,480,138

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3	$3
Current portion of capital lease obligations	7,951	7,988
Accounts payable	27,661	40,790
Advertising fund liabilities	18,822	18,407
Other current liabilities	107,726	85,169
Total current liabilities	162,163	152,357
Long-term debt, less current portion	523,930	523,638
Capital lease obligations, less current portion	32,651	34,981
Deferred income tax liabilities, net	151,143	156,656
Other long-term liabilities	225,504	197,767
Total liabilities	1,095,391	1,065,399

Commitments and contingencies (Notes 4, 5, 7 and 12)

Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of May 21, 2012 and January 31, 2012	—	—
Additional paid-in capital	458,669	457,252
Investment in CKE Inc. Toggle Notes	(8,362)	(8,362)
Accumulated deficit	(24,642)	(34,151)
Total stockholder’s equity	425,665	414,739
Total liabilities and stockholder’s equity	$1,521,056	$1,480,138

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Revenue:
Company-operated restaurants	$361,466	$351,604
Franchised restaurants and other	50,865	48,979
Total revenue	412,331	400,583
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	108,502	108,902
Payroll and other employee benefits	102,765	101,663
Occupancy and other	81,485	82,683
Total restaurant operating costs	292,752	293,248
Franchised restaurants and other	25,629	25,878
Advertising	20,852	20,061
General and administrative	41,716	40,960
Facility action charges, net	401	511
Other operating expenses	—	351
Total operating costs and expenses	381,350	381,009
Operating income	30,981	19,574
Interest expense	(23,799)	(24,395)
Other income, net	1,149	799
Income (loss) before income taxes	8,331	(4,022)
Income tax benefit	(1,178)	(1,421)
Net income (loss)	$9,509	$(2,601)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Cash flows from operating activities:
Net income (loss)	$9,509	$(2,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,467	24,938
Amortization of deferred financing costs and discount on notes	1,328	1,244
Share-based compensation expense	1,417	1,469
(Recovery of) provision for losses on accounts and notes receivable	(11)	71
(Gain) loss on disposal of property and equipment	(13)	557
Deferred income taxes	(5,638)	(1,913)
Other non-cash charges (gains)	297	(55)
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	6,735	2,071
Estimated liability for closed restaurants and estimated liability for self-insurance	152	834
Accounts payable and other current and long-term liabilities	19,131	27,683
Net cash provided by operating activities	58,374	54,298
Cash flows from investing activities:
Purchases of property and equipment	(15,725)	(13,581)
Proceeds from sale of property and equipment	350	947
Collections of non-trade notes receivable	841	572
Other investing activities	73	57
Net cash used in investing activities	(14,461)	(12,005)
Cash flows from financing activities:
Net change in bank overdraft	(8,790)	(6,382)
Proceeds from financing method sale-leaseback transactions	29,946	—
Payment of deferred financing costs	(1,676)	(44)
Repayments of other long-term debt	(2)	(9)
Repayments of capital lease obligations	(2,524)	(2,506)
Net cash provided by (used in) financing activities	16,954	(8,941)
Net increase in cash and cash equivalents	60,867	33,352
Cash and cash equivalents at beginning of period	64,555	42,586
Cash and cash equivalents at end of period	$125,422	$75,938

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

CKE Restaurants, Inc. (“CKE Restaurants”), through its wholly-owned subsidiaries, owns, operates and franchises the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE Restaurants and its consolidated subsidiaries (the “Company”) throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in the rest of Latin America, Russia and Asia. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East and Central Asia. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of May 21, 2012, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	424	468	—	892
Domestic franchised	694	1,227	9	1,930
International franchised	204	237	—	441
Total	1,322	1,932	9	3,263

As of May 21, 2012, 261 of our 424 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 242 of our 468 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Basis of Presentation and Fiscal Year

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE Restaurants, our wholly-owned subsidiaries and our consolidated variable interest entities (“VIE”). These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. CKE Restaurants does not have any non-controlling interests in other entities. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31. Accordingly, the fiscal year ended January 30, 2012 is referred to herein as the fiscal year ended January 31, 2012 or fiscal 2012, and the fiscal year ending January 28, 2013 is referred to herein as the fiscal year ending January 31, 2013 or fiscal 2013. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $18,822 and $18,407 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of May 21, 2012 and January 31, 2012, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

NOTE 2 —ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines, based on qualitative factors, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then it is not required to perform the quantitative two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of this guidance apply to CKE Restaurants beginning in fiscal 2013. The adoption of this guidance has not had, and is not expected to have, a material impact on our Condensed Consolidated Financial Statements.

NOTE 3 — PURCHASE OF ASSETS

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

We did not purchase any restaurants from franchisees during the sixteen weeks ended May 21, 2012.

NOTE 4 — INDEBTEDNESS AND INTEREST EXPENSE

Our senior secured revolving credit facility (the “Credit Facility”) provides for senior secured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $100,000. As of May 21, 2012, we had no outstanding loan borrowings, $30,913 of outstanding letters of credit and remaining availability of $69,087 on our Credit Facility. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%.

The terms of our Credit Facility include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of May 21, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,087 under our Credit Facility.
As of May 21, 2012, the carrying value of our senior secured second lien notes (the “Senior Secured Notes”) was $523,544, which is presented net of the remaining unamortized portion of the original issue discount of $8,578 in our accompanying unaudited Condensed Consolidated Balance Sheet. The aggregate principal amount of the Senior Secured Notes outstanding was $532,122 as of May 21, 2012. The Senior Secured Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15.

Each of our wholly-owned domestic subsidiaries that guarantees indebtedness under the Credit Facility also guarantees the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Senior Secured Notes. Separate financial statements and other disclosures

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

of each of the guarantors are not presented because CKE Restaurants, Inc. is a holding company with no material independent assets or operations, the guarantor subsidiaries are, directly or indirectly, wholly-owned subsidiaries of CKE Restaurants, Inc. and such guarantees are full, unconditional and joint and several. The aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of CKE Restaurants, Inc. on a consolidated basis. The one non-guarantor subsidiary is minor. There are no significant restrictions on the ability of CKE Restaurants, Inc. or any of the guarantors to obtain funds from its respective subsidiaries by dividend or loan.

On June 15, 2012, the holders of the Senior Secured Notes were notified that we will redeem $60,000 aggregate principal amount of Senior Secured Notes outstanding on July 16, 2012 at a redemption price of 103% of the aggregate principal amount of the Senior Secured Notes being redeemed pursuant to the terms of the indenture governing the Senior Secured Notes.

Interest Expense

Interest expense consisted of the following:

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Senior secured revolving credit facility	$—	$—
Senior secured second lien notes	18,624	21,116
Amortization of deferred financing costs and discount on notes	1,328	1,244
Capital lease obligations	1,280	1,462
Financing method sale-leaseback transactions(1)	2,090	—
Letter of credit fees and other	477	573
	$23,799	$24,395
___________

(1)	See Note 5.

As of May 21, 2012 and January 31, 2012, accrued interest was $21,377 and $2,650, respectively, which is included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets.

CKE Inc. Senior Unsecured PIK Toggle Notes

During fiscal 2012, CKE Inc. (formerly known as CKE Holdings, Inc.), our parent, issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes (the “Toggle Notes”). We have not guaranteed the Toggle Notes, nor have we pledged any of our assets or stock as collateral for the Toggle Notes. As a result, we have not reflected the Toggle Notes in our unaudited Condensed Consolidated Financial Statements.

The interest on the Toggle Notes, which is payable semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. CKE Inc. paid the March 15, 2012, and will pay the September 15, 2012, interest payments entirely in PIK Interest.

As of May 21, 2012, the principal amount of CKE Inc.’s total long-term debt on a stand-alone basis was $223,199, which includes PIK Interest payments that have been added to the principal amount of the Toggle Notes. The principal amount of CKE Inc.’s long-term debt on a stand-alone basis has not been reduced by the $10,508 principal amount of Toggle Notes held by CKE Restaurants as of May 21, 2012 (the “Purchased Toggle Notes”)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

since the Purchased Toggle Notes remain outstanding. As of May 21, 2012, the carrying amount of CKE Inc.’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Toggle Notes, was $219,908, which is presented net of the unamortized portion of the original issue discount of $3,291.

NOTE 5 — SALE-LEASEBACK TRANSACTIONS

During the sixteen weeks ended May 21, 2012, we entered into agreements with independent third parties under which we sold and leased back 2 Carl’s Jr. and 18 Hardee’s restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs. During the sixteen weeks ended May 21, 2012, we received proceeds of $29,946 and capitalized deferred financing costs of $1,766 in connection with these transactions.

The cumulative proceeds received in connection with financing method sale-leaseback transactions of $97,400 and $67,454 are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of May 21, 2012 and January 31, 2012, respectively. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our accompanying unaudited Condensed Consolidated Balance Sheets, was $71,580 and $48,722 as of May 21, 2012 and January 31, 2012, respectively. With respect to the financing method sale-leaseback transactions, our future minimum cash obligations as of May 21, 2012 are $4,647, $6,970, $6,970, $6,970, $7,144, $7,633 and $117,701 for the period from May 22, 2012 through January 31, 2013, for fiscal 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on our financial instruments as of:

	May 21, 2012		January 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$125,422	$125,422	$64,555	$64,555
Notes receivable	752	879	1,696	2,050
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	523,933	608,338	523,641	599,027

The fair value of cash and cash equivalents approximates its carrying amount due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. The estimated fair value of the Senior Secured Notes was determined by using estimated market prices of our outstanding Senior Secured Notes. For all other long-term debt, the estimated fair value was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets and property and equipment, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long‑lived assets are written down to fair value.

NOTE 7 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised restaurants and other revenue, and the payments on the leases as rental expense in franchised restaurants and other expense, in our accompanying unaudited Condensed Consolidated Statements of Operations. As of May 21, 2012, the present value of the lease obligations under the remaining master leases’ primary terms is $124,349. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,513.

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 4). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 21, 2012, we had outstanding letters of credit of $30,913, expiring at various dates through August 2012.

Unconditional Purchase Obligations

As of May 21, 2012, we had unconditional purchase obligations in the amount of $89,576, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

Employment Agreements

We have entered into employment agreements with certain key executives (the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention bonus payments that will be paid out in October 2012 and 2013, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, our Chief Executive Officer shall be entitled to receive an amount equal to his minimum base salary multiplied by six and our President and Chief Legal Officer and our Chief Financial Officer shall each be entitled to receive an amount equal to his respective minimum base salary multiplied by three plus a pro-rata portion of his then-current year bonus. The affected executive may also be entitled to receive a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of May 21, 2012, we would have been required to make cash payments of approximately $12,301.

Litigation

We are currently involved in legal disputes related to employment claims, real estate claims and other business disputes. As of May 21, 2012, our accrued liability for litigation contingencies with a probable likelihood of loss was

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

$2,395, with an expected range of losses from $2,395 to $5,530. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of May 21, 2012, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,135 to $10,425. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated based on current facts and circumstances.

NOTE 8 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Share-based compensation expense related to Units that contain performance conditions	$740	$767
Share-based compensation expense related to all other Units	677	702
Total share-based compensation expense	$1,417	$1,469
Associated tax benefits	$—	$—

Funds managed by Apollo Management VII, L.P., certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership granted profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. Under certain circumstances, a portion of the Units may become subject to both performance and market conditions. The maximum unrecognized compensation cost for the time and performance vesting Units was $8,747 as of May 21, 2012.

NOTE 9 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net are as follows:

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Estimated liability for new restaurant closures	$—	$133
Adjustments to estimated liability for closed restaurants	4	466
Impairment of assets to be held and used	109	58
Gain on disposal of property and equipment	(234)	(156)
Other losses (gains)	396	(116)
Amortization of discount related to estimated liability for closed restaurants	126	126
	$401	$511

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Restaurant‑level assets that are not deemed to be recoverable are written down to their estimated fair value, which is determined by assessing the highest and best use of the assets and the amounts that would be received for such assets in an orderly transaction between market participants. The determination of fair value is dependent upon level 3 significant unobservable inputs.

Impairment charges recognized in facility action charges, net were recorded against the following asset category:

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Property and equipment:
Carl’s Jr.	$—	$—
Hardee’s	109	58
	$109	$58

NOTE 10 — INCOME TAXES

Income tax benefit consisted of the following:

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Federal and state income taxes	$(1,817)	$(1,912)
Foreign income taxes	639	491
Income tax benefit	$(1,178)	$(1,421)

Our effective income tax rate for the sixteen weeks ended May 21, 2012 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes, federal income tax credits and the release of $6,370 of valuation allowance on state income tax credit and net operating loss (“NOL”) carryforwards. After considering all available evidence, both positive and negative, including future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards, we concluded that we will more likely than not realize future tax benefits related to certain of our state income tax credit and NOL carryforwards, for which an income tax benefit has not previously been recognized. As of May 21, 2012, we maintained a valuation allowance of $2,935 for a portion of our state NOL and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or in certain jurisdictions.

Our effective income tax rate for the sixteen weeks ended May 23, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits.

We had $2,977 of unrecognized tax benefits as of January 31, 2012 that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits during the sixteen weeks ended May 21, 2012. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,642 may be necessary within twelve months as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during the next twelve months.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 11 — SEGMENT INFORMATION

We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012).

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Revenue:
Carl’s Jr.	$211,524	$206,134
Hardee’s	200,665	194,216
Other	142	233
Total	$412,331	$400,583

Segment income:
Carl’s Jr.	$32,764	$27,421
Hardee’s	40,195	33,842
Other	139	133
Total	73,098	61,396
Less: General and administrative expense	(41,716)	(40,960)
Less: Facility action charges, net	(401)	(511)
Less: Other operating expenses	—	(351)
Operating income	30,981	19,574
Interest expense	(23,799)	(24,395)
Other income, net	1,149	799
Income (loss) before income taxes	$8,331	$(4,022)

Capital expenditures:
Carl’s Jr.	$7,522	$4,101
Hardee’s	7,742	9,271
Other	461	209
Total	$15,725	$13,581

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$11,560	$11,924
Hardee’s	12,822	12,055
Other	—	—
Other depreciation and amortization(1)	1,085	959
Total depreciation and amortization	$25,467	$24,938

	May 21, 2012	January 31, 2012
Total assets:
Carl’s Jr.	$827,571	$779,970
Hardee’s	626,882	633,127
Other	66,603	67,041
Total	$1,521,056	$1,480,138
___________

(1)	Represents depreciation and amortization excluded from the computation of segment income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 12 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management VII, L.P.

Pursuant to our management services agreement with Apollo Management VII, L.P. and in exchange for on-going investment banking, management, consulting and financial planning services that will be provided to us, we are obligated to pay Apollo Management VII, L.P. an aggregate annual management fee of $2,500, which may be increased at Apollo Management VII, L.P.’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. We recorded $765 and $767 in management fees, which are included in general and administrative expense in our accompanying unaudited Condensed Consolidated Statements of Operations for the sixteen weeks ended May 21, 2012 and May 23, 2011, respectively.

Transactions with Board of Directors

Certain members of our Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the sixteen weeks ended May 21, 2012 and May 23, 2011, total revenue generated from related party franchisees was $2,087 and $3,361, respectively, which is included in franchised restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations. As of May 21, 2012 and January 31, 2012, our related party trade receivables from franchisees were $358 and $252, respectively.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Cash paid for:
Interest, net of amounts capitalized	$3,549	$1,656
Income taxes paid (received), net	1,587	(727)
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	576	1,665
Accrued property and equipment purchases	1,346	2,765

During the sixteen weeks ended May 23, 2011, we recorded a non-cash transaction to acquire three Hardee’s restaurants from one of our franchisees for an aggregate purchase price of $1,500. The entire purchase price was applied as a reduction of outstanding promissory notes due to the Company. See Note 3 for additional discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is presented in the following sections:

•	Overview

•	Operating Review

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2013 Comparisons with Fiscal 2012

•	New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

•	Presentation of Non-GAAP Measures

•	Certain Financial Information of CKE Inc.

The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein and the CKE Restaurants, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “2012 Annual Report”).

Overview

CKE Restaurants, Inc. (“CKE Restaurants”) and its subsidiaries (collectively referred to herein as the "Company", "we", "us" or "our"), is an owner, operator and franchisor of quick-service restaurants (“QSR”) in the United States and 25 other countries, operating principally under the Carl’s Jr.® and Hardee’s® brand names. As of May 21, 2012, we operated 892 restaurants and our franchisees operated 1,930 domestic and 441 international restaurants, primarily under the Carl’s Jr. and Hardee’s brands. Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in the rest of Latin America, Russia and Asia. Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East and Central Asia. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for the trailing-13 periods ended May 21, 2012:

Consolidated:	Company-operated	Domestic Franchised	International Franchised	Total
Open at May 23, 2011	895	1,915	372	3,182
New	4	39	79	122
Closed	(7)	(24)	(10)	(41)
Open at May 21, 2012	892	1,930	441	3,263

Carl’s Jr.:	Company-operated	Domestic Franchised	International Franchised	Total
Open at May 23, 2011	424	680	158	1,262
New	3	26	49	78
Closed	(3)	(12)	(3)	(18)
Open at May 21, 2012	424	694	204	1,322

Hardee’s:	Company-operated	Domestic Franchised	International Franchised	Total
Open at May 23, 2011	470	1,225	214	1,909
New	1	13	30	44
Closed	(3)	(11)	(7)	(21)
Open at May 21, 2012	468	1,227	237	1,932

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Consolidated Fiscal Quarter

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Revenue:
Company-operated restaurants	$361,466	$351,604
Franchised restaurants and other	50,865	48,979
Total revenue	412,331	400,583
Operating costs and expenses:
Restaurant operating costs	292,752	293,248
Franchised restaurants and other	25,629	25,878
Advertising	20,852	20,061
General and administrative	41,716	40,960
Facility action charges, net	401	511
Other operating expenses	—	351
Total operating costs and expenses	381,350	381,009
Operating income	30,981	19,574
Interest expense	(23,799)	(24,395)
Other income, net	1,149	799
Income (loss) before income taxes	8,331	(4,022)
Income tax benefit	(1,178)	(1,421)
Net income (loss)	$9,509	$(2,601)

Blended company-operated average unit volume (trailing-52 weeks)	$1,268	$1,231
Blended domestic franchise-operated average unit volume (trailing-52 weeks)	$1,080	$1,058
Blended company-operated same-store sales increase	2.6%	5.5%
Blended domestic franchise-operated same-store sales increase	2.1%	3.8%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$361,466	$351,604
Less: restaurant operating costs	(292,752)	(293,248)
Add: depreciation and amortization expense	22,069	21,600
Less: advertising expense	(20,852)	(20,061)
Company-operated restaurant-level adjusted EBITDA	$69,931	$59,895
Company-operated restaurant-level adjusted EBITDA margin	19.3%	17.0%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$50,865	$48,979
Less: franchised restaurants and other expense	(25,629)	(25,878)
Add: depreciation and amortization expense	2,313	2,379
Franchise restaurant adjusted EBITDA	$27,549	$25,480
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. Fiscal Quarter

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Company-operated restaurants revenue	$192,916	$188,288
Franchised restaurants and other revenue	18,608	17,846
Total revenue	211,524	206,134
Restaurant operating costs:
Food and packaging	57,263	57,556
Payroll and other employee benefits	54,580	53,679
Occupancy and other	45,231	46,318
Total restaurant operating costs	157,074	157,553
Franchised restaurants and other expense	10,111	9,985
Advertising expense	11,575	11,175
General and administrative expense	20,142	19,299
Facility action charges, net	32	359
Operating income	$12,590	$7,763

Company-operated average unit volume (trailing-52 weeks)	$1,424	$1,389
Domestic franchise-operated average unit volume (trailing-52 weeks)	$1,093	$1,102
Company-operated same-store sales increase	2.6%	2.1%
Domestic franchise-operated same-store sales (decrease) increase	(0.4)%	0.4%
Company-operated same-store transaction increase (decrease)	2.8%	(0.1)%
Company-operated average check (actual $)	$6.98	$6.97
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.7%	30.6%
Payroll and other employee benefits	28.3%	28.5%
Occupancy and other	23.4%	24.6%
Total restaurant operating costs	81.4%	83.7%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	5.9%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$192,916	$188,288
Less: restaurant operating costs	(157,074)	(157,553)
Add: depreciation and amortization expense	10,498	10,836
Less: advertising expense	(11,575)	(11,175)
Company-operated restaurant-level adjusted EBITDA	$34,765	$30,396
Company-operated restaurant-level adjusted EBITDA margin	18.0%	16.1%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$18,608	$17,846
Less: franchised restaurants and other expense	(10,111)	(9,985)
Add: depreciation and amortization expense	1,062	1,088
Franchise restaurant adjusted EBITDA	$9,559	$8,949
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Hardee’s Fiscal Quarter

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Company-operated restaurants revenue	$168,550	$163,250
Franchised restaurants and other revenue	32,115	30,966
Total revenue	200,665	194,216
Restaurant operating costs:
Food and packaging	51,239	51,317
Payroll and other employee benefits	48,185	47,941
Occupancy and other	36,254	36,337
Total restaurant operating costs	135,678	135,595
Franchised restaurants and other expense	15,515	15,893
Advertising expense	9,277	8,886
General and administrative expense	21,574	21,662
Facility action charges, net	369	151
Operating income	$18,252	$12,029

Company-operated average unit volume (trailing-52 weeks)	$1,128	$1,088
Domestic franchise-operated average unit volume (trailing-52 weeks)	$1,072	$1,035
Company-operated same-store sales increase	2.6%	9.6%
Domestic franchise-operated same-store sales increase	4.0%	5.9%
Company-operated same-store transaction (decrease) increase	(2.2)%	3.0%
Company-operated average check (actual $)	$5.57	$5.30
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.4%	31.4%
Payroll and other employee benefits	28.6%	29.4%
Occupancy and other	21.5%	22.3%
Total restaurant operating costs	80.5%	83.1%
Advertising expense as a percentage of company-operated restaurants revenue	5.5%	5.4%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$168,550	$163,250
Less: restaurant operating costs	(135,678)	(135,595)
Add: depreciation and amortization expense	11,571	10,764
Less: advertising expense	(9,277)	(8,886)
Company-operated restaurant-level adjusted EBITDA	$35,166	$29,533
Company-operated restaurant-level adjusted EBITDA margin	20.9%	18.1%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$32,115	$30,966
Less: franchised restaurants and other expense	(15,515)	(15,893)
Add: depreciation and amortization expense	1,251	1,291
Franchise restaurant adjusted EBITDA	$17,851	$16,364
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Consolidated

Total Revenue

Total revenue increased $11,748, or 2.9%, to $412,331 during the sixteen weeks ended May 21, 2012, as compared to the prior year period, due to the increase in company-operated restaurants revenue of $9,862 and the increase in franchised restaurants and other revenue of $1,886. Blended company-operated same-store sales increased 2.6% and blended domestic franchise-operated same-store sales increased 2.1%.

Restaurant Operating Costs

Restaurant operating costs decreased $496, or 0.2%, to $292,752 during the sixteen weeks ended May 21, 2012, as compared to the prior year period. Restaurant operating costs as a percentage of company-operated restaurants revenue were 81.0% during for the sixteen weeks ended May 21, 2012, as compared to 83.4% for the sixteen weeks ended May 23, 2011. This decrease in restaurant operating costs as a percentage of company-operated restaurants revenue was in part due to higher company-operated average unit volumes, which benefited from price increases taken over the past year. Occupancy and other expense decreased 100 basis points compared to the prior year period, primarily as a result of lower repairs and maintenance expense. Food and packaging costs decreased 100 basis points from the prior year period, primarily as a result of higher restaurant pricing and lower commodity costs for produce, pork, and dairy, partially offset by higher commodity costs for beef. Payroll and other employee benefits decreased 50 basis points from the prior year period.

Franchised Restaurants and Other Expense

During the sixteen weeks ended May 21, 2012, franchised restaurants and other expense of $25,629 was comparable with the prior year period.

Advertising Expense

Advertising expense increased $791, or 3.9%, to $20,852 during the sixteen weeks ended May 21, 2012, as compared to the prior year period. Advertising expense as a percentage of company-operated restaurants revenue was 5.8% during the sixteen weeks ended May 21, 2012, as compared to 5.7% during the prior year period.

General and Administrative Expense

General and administrative expense increased $756, or 1.8%, to $41,716 in the sixteen weeks ended May 21, 2012 from the prior year period. This increase was mainly due to an increase of $629 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

Interest Expense

During the sixteen weeks ended May 21, 2012, interest expense decreased $596, or 2.4%, to $23,799, as compared to the prior year period. This decrease was primarily caused by the early extinguishment of $67,878 of the principal amount of our senior secured second lien notes (the "Senior Secured Notes") during fiscal 2012, partially offset by interest expense related to our financing method sale-leaseback transactions.

Income Tax Benefit

Our effective income tax rate for the sixteen weeks ended May 21, 2012 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes, federal income tax credits and the release of $6,370 of valuation allowance on state income tax credit and net operating loss carryforwards. Our effective income tax rate for the sixteen weeks ended May 23, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $4,628, or 2.5%, to $192,916 during the sixteen weeks ended May 21, 2012, as compared to the sixteen weeks ended May 23, 2011. This increase was primarily due to the 2.6% increase in company-operated same-store sales for the quarter, which was driven, in part, by price increases taken over the past year.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the period ended May 23, 2011	16.1%
Decrease in food and packaging costs	0.9
Payroll and other employee benefits:
Decrease in workers’ compensation expense	0.1
Decrease in labor costs, excluding workers’ compensation	0.1
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance expense	0.6
Decrease in utilities expense	0.2
Other, net	0.1
Increase in advertising expense	(0.1)
Company-operated restaurant-level adjusted EBITDA margin for the period ended May 21, 2012	18.0%

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, mainly due to the impact of price increases taken over the past year and decreased commodity costs for produce, pork, chicken and cheese products, partially offset by increased commodity costs for beef and potato products.

Occupancy and Other Costs

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, mainly due to decreased spending on contract services, repairs of restaurant equipment and building maintenance.

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior fiscal year, due primarily to sales leverage and the acceleration of depreciation expense in the prior year period for certain restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Franchised Restaurants

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Franchised restaurants and other revenue:
Royalties	$11,655	$10,672
Rent and other occupancy	6,474	6,746
Franchise fees	479	428
Total franchised restaurants and other revenue	$18,608	$17,846
Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$3,607	$3,436
Rent and other occupancy	6,504	6,549
Total franchised restaurants and other expense	$10,111	$9,985
Franchised restaurants and other revenue increased $762, or 4.3%, to $18,608 during the sixteen weeks ended May 21, 2012, as compared to the prior year period. Royalty revenues increased $983, or 9.2%, to $11,655, due primarily to the net increase of 46 international and 14 domestic franchised restaurants since the end of the first quarter of fiscal 2012.
Franchised restaurants and other expense increased $126, or 1.3%, to $10,111 during the sixteen weeks ended May 21, 2012, from the comparable prior year period. Administrative expense increased $171, or 5.0%, from the comparable prior year period, due primarily to increased franchise operations and administration costs related to our international growth strategy.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated Hardee’s restaurants increased $5,300, or 3.2%, to $168,550 during the sixteen weeks ended May 21, 2012, as compared to the sixteen weeks ended May 23, 2011. This increase was primarily due to the 2.6% increase in company-operated same-store sales for the quarter, which was driven, in part, by price increases taken over the past year and revenue generated from five restaurants opened or acquired during the sixteen weeks ended May 23, 2011 that were only open for a portion of the comparable prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the period ended May 23, 2011	18.1%
Decrease in food and packaging costs	1.0
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.9
Increase in workers’ compensation expense	(0.1)
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance expense	0.4
Decrease in general liability insurance expense	0.3
Decrease in asset disposal expense	0.3
Other, net	0.1
Increase in advertising expense	(0.1)
Company-operated restaurant-level adjusted EBITDA margin for the period ended May 21, 2012	20.9%

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, mainly due to the impact of price increases taken over the past year and decreased commodity costs for produce, pork, dairy and cheese products, partially offset by increased commodity costs for beef and potato products.

Labor Costs

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the same-store sales increase.

Occupancy and Other Costs

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, mainly due to decreased spending on contract services, repairs of restaurant equipment and building maintenance.

General liability insurance expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, due primarily to favorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period and unfavorable claims reserve adjustments in the comparable prior year period.

Asset disposal expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, due primarily to lower asset disposals resulting from a reduction in restaurant remodels in the current year period.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 21, 2012, as compared to the prior year period, due primarily to the impact of fixed asset additions.

Franchised Restaurants

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Franchised restaurants and other revenue:
Royalties	$19,435	$17,971
Equipment sales	8,367	8,571
Rent and other occupancy	3,828	4,023
Franchise fees	485	401
Total franchised restaurants and other revenue	$32,115	$30,966
Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$3,820	$3,964
Equipment distribution center	8,399	8,532
Rent and other occupancy	3,296	3,397
Total franchised restaurants and other expense	$15,515	$15,893
Total franchised restaurants and other revenue increased $1,149, or 3.7%, to $32,115 during the sixteen weeks ended May 21, 2012, as compared to the prior year period. Royalty revenues increased $1,464, or 8.1%, to $19,435 from the comparable prior year period, due primarily to a net increase of 23 international and 2 domestic franchised restaurants since the end of the first quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 4.0%. Equipment sales decreased $204, or 2.4%, to $8,367, from the comparable prior year period, primarily due to a decrease in equipment sales to franchisees.
Franchised restaurants and other expense decreased $378, or 2.4%, to $15,515, during the sixteen weeks ended May 21, 2012, as compared to the prior year period. The decrease in administrative expense of $144, or 3.6%, to $3,820 was primarily due to reduced travel and meeting costs. The decrease in equipment distribution center costs of $133, or 1.6%, resulted directly from the decrease in equipment sales to franchisees.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels and refreshes, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. In addition, on June 15, 2012, the holders of the Senior Secured Notes were notified that we will redeem $60,000 of the principal amount of our Senior Secured Notes on July 16, 2012 at a redemption price of 103% of the principal amount of the Senior Secured Notes being redeemed. On July 15, 2012, we will be required to make an interest payment of $30,264 on our Senior Secured Notes. Following the partial redemption of $60,000 of our Senior Secured Notes on July 16, 2012 and assuming no other redemptions, we will be required to make semi-annual interest payments on our Senior Secured Notes of approximately $26,852. As discussed below, our senior secured revolving credit facility (the “Credit Facility”) matures on July 12, 2015 and our Senior Secured Notes mature on July 15, 2018. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements, service our existing debt and complete a partial redemption of our Senior Secured Notes on July 16, 2012. As of May 21, 2012, we have $125,422 in cash and cash equivalents and $69,087 in available commitments under our Credit Facility to help meet our operating and capital requirements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of May 21, 2012, we had no outstanding loan borrowings, $30,913 of outstanding letters of credit, and remaining availability of $69,087 under our Credit Facility.

Pursuant to the terms of our Credit Facility, during each fiscal year our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the "Acquired Assets Amount") and (3) 5% of the Acquired Assets Amount for the preceding fiscal year, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which we elect to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. Our Credit Facility defines our secured leverage ratio as the ratio of our: (1) Total Secured Debt plus eight times our Net Rent less Unrestricted Cash and Permitted Investments; over (2) Adjusted EBITDAR, each as defined in our Credit Facility. In determining our Total Secured Debt for the purpose of our financial covenants, we include our Senior Secured Notes and other long-term secured debt, capital lease obligations and the portion of the proceeds from financing method sale-leaseback transactions equal to the net book value of the associated properties. As of May 21, 2012, the net book value of the assets associated with financing method sale-leaseback transactions was $71,580. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion of these sale-leaseback transactions. Our Credit Facility defines our interest coverage ratio as the ratio of Adjusted EBITDA to Cash Interest Expense, each as defined in our Credit Facility. As of May 21, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,087 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of May 21, 2012.

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

Senior Secured Second Lien Notes

As of May 21, 2012, the principal amount of our Senior Secured Notes outstanding was $532,122. The Senior Secured Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. As of May 21, 2012, the carrying value of the notes was $523,544, which is presented net of the remaining unamortized original issue discount of $8,578. The Senior Secured Notes mature on July 15, 2018.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

The indenture governing the Senior Secured Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed by the Securities and Exchange Commission ("SEC") in accordance with the reporting requirements of Section 13 or 15(d) of the Exchange Act, as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.

We were in compliance with the covenants included in the indenture governing the Senior Secured Notes as of May 21, 2012.

On June 15, 2012, the holders of the Senior Secured Notes were notified that we will redeem $60,000 aggregate principal amount of Senior Secured Notes outstanding on July 16, 2012 at a redemption price of 103% of the principal amount of the Senior Secured Notes being redeemed pursuant to the terms of the indenture governing the Senior Secured Notes.

In accordance with the indenture governing the Senior Secured Notes, we are required to make offers to repurchase a portion of the Senior Secured Notes at a price of 103% of the principal amount of the Senior Secured Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on December 1, 2011, we commenced a tender offer to purchase up to $27,871 of the principal amount of the Senior Secured Notes, which tender offer expired on December 29, 2011, with no Senior Secured Notes tendered. As a result of further sale-leaseback transactions completed since the December 2011 tender offer and expected to be completed during the second quarter of fiscal 2013, we expect we will be required to commence a second tender offer to purchase Senior Secured Notes. However, this requirement is dependent upon the completion of future sale-leaseback transactions, which may or may not be completed.

We may redeem the Senior Secured Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the original aggregate principal amount of the Senior Secured Notes (provided at least 65% of the original aggregate principal amount of the Senior Secured Notes remains outstanding after such redemption) with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest, (2) during the 12-month period beginning July 15, 2013, we may elect to redeem up to $60,000 of the aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Senior Secured Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at redemption prices of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Senior Secured Notes at a price equal to 100% of the aggregate principal amount of the Senior Secured Notes being redeemed plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the holders of our Senior Secured Notes each have the right to require us to redeem their Senior Secured Notes at a redemption price of 101% of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest.

Sale-Leaseback Transactions

During the sixteen weeks ended May 21, 2012, we entered into agreements with independent third parties under which we sold and leased back 20 restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs. During the sixteen weeks ended May 21, 2012, we received proceeds of $29,946 and capitalized deferred financing costs of $1,766 in connection with these transactions.

The cumulative proceeds received in connection with financing method sale-leaseback transactions of $97,400 and $67,454 are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of May 21, 2012 and January 31, 2012, respectively. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our Condensed Consolidated Balance Sheets, was $71,580 and $48,722 as of May 21, 2012 and January 31, 2012, respectively.

We expect that we will sell and leaseback additional restaurant properties in the future; however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

CKE Inc. Senior Unsecured PIK Toggle Notes

During fiscal 2012, our parent company, CKE Inc., formerly known as CKE Holdings, Inc., issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Toggle Notes”). The interest on the Toggle Notes, which is paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Toggle Notes or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. CKE Inc. paid the September 15, 2011 and March 15, 2012 interest payments entirely in PIK Interest. CKE Inc. will also pay the September 15, 2012 interest payment entirely in PIK Interest.
We have not guaranteed the Toggle Notes, nor have we pledged any of our assets or stock as collateral for the Toggle Notes. The covenants included within the indenture governing our Senior Secured Notes and our Credit Facility are not directly impacted by the obligations of CKE Inc. Because the Toggle Notes contain a PIK feature, the interest obligations can be added to the principal amount of the Toggle Notes and CKE Inc. has the ability to defer cash payments of interest through March 14, 2016. At or prior to maturity, we expect CKE Inc. will evaluate all available options for redemption of the Toggle Notes, including refinancing the Toggle Notes, receiving dividends, and other options. Our Credit Facility and indenture governing our Senior Secured Notes contain restrictive covenants which limit our ability to pay dividends to CKE Inc.

Cash Flows

During the sixteen weeks ended May 21, 2012, cash provided by operating activities was $58,374, an increase of $4,076, or 7.5%, compared with the sixteen weeks ended May 23, 2011. Net income of $9,509 for the sixteen weeks ended May 21, 2012 includes certain income and expense items that are excluded in deriving cash flows from operations, including depreciation and amortization expense of $25,467, share-based compensation expense of $1,417, amortization of $1,328 for deferred financing costs and discount on notes and a deferred income tax benefit of $5,638. Additionally, changes in our operating assets and liabilities of $26,018 resulted in an increase to cash flows from operations. The amounts of our operating assets and liabilities can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Cash used in investing activities during the sixteen weeks ended May 21, 2012 totaled $14,461, which principally consisted of purchases of property and equipment of $15,725, partially offset by $841 of collections of non-trade notes receivable and $350 of proceeds from the sale of property and equipment.

Capital expenditures were as follows:

	Sixteen Weeks Ended	Sixteen Weeks Ended
	May 21, 2012	May 23, 2011
Remodels:
Carl’s Jr.	$980	$44
Hardee’s	2,148	4,282
Capital maintenance:
Carl’s Jr.	1,969	1,849
Hardee’s	2,591	3,392
New restaurants and rebuilds:
Carl’s Jr.	4,538	1,968
Hardee’s	138	1,190
Dual-branding:
Carl’s Jr.	16	244
Hardee’s	772	234
Real estate	1,984	11
Corporate and other	589	367
Total	$15,725	$13,581

Capital expenditures for the sixteen weeks ended May 21, 2012 increased $2,144, or 15.8%, from the comparable prior year period mainly due to increases of $1,973 in real estate acquisitions and $1,518 in new restaurants and rebuilds, partially offset by decreases of $1,198 in remodels and $681 in capital maintenance. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

Cash provided by financing activities during the sixteen weeks ended May 21, 2012 totaled $16,954, which principally consisted of proceeds of $29,946 from financing method sale-leaseback transactions, partially offset by $8,790 for net changes in bank overdraft, $2,524 for repayments of capital lease obligations and $1,676 for payment of deferred financing costs.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. See our 2012 Annual Report for a description of our critical accounting policies. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Impairment of Restaurant-Level Long-Lived Assets

In connection with analyzing restaurant-level long-lived assets to determine if they have been impaired, we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful lives in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

period of time since the restaurant was opened or remodeled and other relevant information. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of May 21, 2012, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,719 for our Hardee’s reporting unit. During the fourth quarter of fiscal 2012, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values by more than 20%. The excess of the fair value as compared to the carrying value was attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test, and improvements in operating results and cash flows. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of May 21, 2012, our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. During the fourth quarter of fiscal 2012, we performed our impairment test for trademarks / tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of May 21, 2012 and January 31, 2012, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $42,073 and $41,466, respectively.

Franchised Operations

We have sublease agreements with some of our franchisees on properties for which we remain principally liable for the lease obligations. If sales trends or economic conditions deteriorate for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants.

Income Taxes

We are included in the consolidated federal income tax returns and combined state income tax returns of CKE Inc., our parent. For the purpose of determining the income taxes attributed to CKE Restaurants and its subsidiaries,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

we prepare our income tax provision as if we were a separate taxpayer. As a result of this treatment, we make income tax payments to CKE Inc. based upon our separate return taxable income.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2013 Comparisons with Fiscal 2012

The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 21, 2012 and May 23, 2011, and for the remainder of fiscal 2013.

Sale-Leaseback Transactions

During the sixteen weeks ended May 21, 2012 and fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 20 and 47 restaurant properties, respectively. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. As of May 21, 2012, the net book value of the assets associated with these transactions was $71,580. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property. As of May 21, 2012, the cumulative proceeds received of $97,400 exceeded the net book value of the associated restaurant properties by $25,820. We expect that we will sell and leaseback additional restaurant properties in future quarters; however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

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
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of new accounting pronouncements not yet adopted and the adoption of new accounting pronouncements.

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

Certain Financial Information of CKE Inc.

During fiscal 2012, CKE Inc. issued $200,000 aggregate principal amount of Toggle Notes. CKE Inc. paid the September 15, 2011 and March 15, 2012 interest payments entirely in PIK Interest. CKE Inc. will also pay the September 15, 2012 interest payment entirely in PIK Interest. During fiscal 2012, CKE Restaurants purchased $9,948 principal amount of Toggle Notes for $8,362. As of May 21, 2012, CKE held a total of $10,508 principal amount of Toggle Notes (the "Purchased Toggle Notes") including PIK Interest payments after the initial purchase.

We have not guaranteed the obligations of CKE Inc. under the Toggle Notes, nor have we pledged any of our assets or stock as collateral for the Toggle Notes. The covenants included within the indenture governing our Senior Secured Notes and our Credit Facility are not directly impacted by the obligations of CKE Inc.

As of May 21, 2012, the principal amount of CKE Inc.’s total long-term debt on a stand-alone basis was $223,199, including the $10,508 principal amount of the Purchased Toggle Notes. As of May 21, 2012, the carrying amount of CKE Inc.’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Toggle Notes, was $219,908 which is presented net of the unamortized portion of the original issue discount of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

$3,291. During the sixteen weeks ended May 21, 2012 and May 23, 2011, CKE Inc. incurred interest expense of $7,881 and $4,572, respectively, on a stand-alone basis. CKE Inc.’s consolidated interest expense was $31,310 and $28,967 during the sixteen weeks ended May 21, 2012 and May 23, 2011, respectively. Since the Purchased Toggle Notes continue to be held by CKE Restaurants, $370 of CKE Inc.’s stand-alone interest expense, which is associated with the Purchased Toggle Notes, has been eliminated in CKE Inc.’s consolidated interest expense during the sixteen weeks ended May 21, 2012.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in food, packaging and supply costs; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in our strategy; risks associated with implementing our growth strategy; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including health care related costs; increased insurance and/or self-insurance costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the adverse affect of litigation in the ordinary course of business; a significant failure, interruption or security breach of our computer systems or information technology; catastrophic events including war, terrorism and other international conflicts, public health issues or natural causes; the potentially conflicting interests of our controlling stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed under the heading "Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on April 11, 2012, and in our other filings with the SEC.

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

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of May 21, 2012, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the United States relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our international franchisees. As of May 21, 2012, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the sixteen weeks ended May 21, 2012, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised restaurants and other revenue would have decreased $591.

Commodity Price Risk

We, along with our franchisees, purchase large quantities of food, packaging and supplies. The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, dairy, cheese, produce, wheat flour and soybean oil. The cost of food commodities has increased markedly over the last two years, resulting in upward pricing pressure on many of our raw ingredients. Furthermore, we expect that there may be additional pricing pressure on beef costs during the remainder of fiscal 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 21, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 21, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant categories of claims that have been brought or that we believe are likely to be brought against us in the operation of our business. To the extent applicable, we also discuss the nature of any currently pending claims relating to each category. We are currently vigorously defending these pending claims. See Note 7 of Notes to Condensed Consolidated Financial Statements included herein for additional discussion of legal matters.

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

ITEM 1A. RISK FACTORS

Item 1A Part I of our 2012 Annual Report includes a detailed discussion of the risk factors that we believe could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report, except as set forth below. The risk factors discussed in the 2012 Annual Report (as updated by the information below) are not the only risks we face. Other factors that we do not anticipate or that we do not consider significant based on currently available information, may also have an adverse effect on our business, financial condition or results of operations. The information below updates, and should be read in conjunction with, the risk factors in our 2012 Annual Report.

Risk Factors Relating to our Company

If we fail to successfully implement our growth strategy, which includes opening new domestic and international restaurants, our ability to increase our revenues and operating profits could be adversely affected.

Our growth strategy relies in part upon new restaurant development by existing and new franchisees, or by us. We and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required domestic or foreign governmental permits and approvals;

•	consumer tastes in new geographic regions and acceptance of our products;

•	employment and training of qualified personnel;

•	impact of inclement weather, natural disasters and other acts of nature; and

•	general economic and business conditions.
In particular, because the majority of our new restaurant development is likely to be funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.

To the extent we or our franchisees are unable to open new stores as we anticipate, our revenue growth would come primarily from growth in comparable store sales. Our failure to add a significant number of new restaurants or grow comparable store sales would adversely affect our ability to increase our revenues and operating income and could materially and adversely impact our business and operating results.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Limited Partnership Agreement of Apollo CKE Holdings, L.P., dated as of January 13, 2012, among Apollo CKE GP, LLC, as the General Partner, Apollo CKE Investors, L.P., as a Limited Partner, and the Management Limited Partners, each as a Limited Partner

10.2	Form of Carl's Jr. Restaurant Franchise Agreement

10.3	Form of Hardee's Restaurant Franchise Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

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

CKE RESTAURANTS, INC.

Date:	June 27, 2012	/s/ Reese Stewart
Reese Stewart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Limited Partnership Agreement of Apollo CKE Holdings, L.P., dated as of January 13, 2012, among Apollo CKE GP, LLC, as the General Partner, Apollo CKE Investors, L.P., as a Limited Partner, and the Management Limited Partners, each as a Limited Partner

10.2	Form of Carl's Jr. Restaurant Franchise Agreement

10.3	Form of Hardee's Restaurant Franchise Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*
The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.