Form 10-Q
period 2012-08-13
CKE RESTAURANTS INC
filed 2012-09-19
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 13, 2012
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

The number of outstanding shares of the registrant’s common stock was 100 shares as of September 14, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par values)
(Unaudited)

	August 13, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$62,168	$64,555
Cash and cash equivalents - restricted	31,073	—
Accounts receivable, net of allowance for doubtful accounts of $29 as of August 13, 2012 and $38 as of January 31, 2012	19,517	24,099
Related party trade receivables	24	252
Inventories	17,050	16,144
Prepaid expenses	12,861	15,897
Advertising fund assets, restricted	22,941	18,407
Deferred income tax assets, net	25,487	25,140
Other current assets	3,857	3,695
Total current assets	194,978	168,189
Property and equipment, net of accumulated depreciation and amortization of $157,637 as of August 13, 2012 and $117,010 as of January 31, 2012	624,614	645,552
Goodwill	208,923	208,885
Intangible assets, net	425,059	433,139
Other assets, net	25,393	24,373
Total assets	$1,478,967	$1,480,138

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4	$3
Current portion of capital lease obligations	7,982	7,988
Accounts payable	24,113	40,790
Advertising fund liabilities	22,941	18,407
Other current liabilities	99,458	85,169
Total current liabilities	154,498	152,357
Long-term debt, less current portion	465,094	523,638
Capital lease obligations, less current portion	31,083	34,981
Deferred income tax liabilities, net	148,214	156,656
Other long-term liabilities	251,581	197,767
Total liabilities	1,050,470	1,065,399

Commitments and contingencies (Notes 4, 5, 7 and 12)

Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of August 13, 2012 and January 31, 2012	—	—
Additional paid-in capital	459,733	457,252
Investment in CKE Inc. Toggle Notes	(8,362)	(8,362)
Accumulated deficit	(22,874)	(34,151)
Total stockholder’s equity	428,497	414,739
Total liabilities and stockholder’s equity	$1,478,967	$1,480,138

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Revenue:
Company-operated restaurants	$270,734	$262,991	$632,200	$614,595
Franchised restaurants and other	37,893	36,738	88,758	85,717
Total revenue	308,627	299,729	720,958	700,312
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	80,113	80,231	188,615	189,133
Payroll and other employee benefits	76,233	75,310	178,998	176,973
Occupancy and other	61,992	63,393	143,477	146,076
Total restaurant operating costs	218,338	218,934	511,090	512,182
Franchised restaurants and other	18,854	18,440	44,483	44,318
Advertising	16,016	15,399	36,868	35,460
General and administrative	29,772	29,346	71,488	70,306
Facility action charges, net	2,029	(70)	2,430	441
Other operating expenses	—	194	—	545
Total operating costs and expenses	285,009	282,243	666,359	663,252
Operating income	23,618	17,486	54,599	37,060
Interest expense	(17,834)	(17,816)	(41,633)	(42,211)
Other expense, net	(3,179)	(2,215)	(2,030)	(1,416)
Income (loss) before income taxes	2,605	(2,545)	10,936	(6,567)
Income tax expense (benefit)	837	(314)	(341)	(1,735)
Net income (loss)	$1,768	$(2,231)	$11,277	$(4,832)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011
Cash flows from operating activities:
Net income (loss)	$11,277	$(4,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,912	43,843
Amortization of deferred financing costs and discount on notes	2,278	2,169
Loss on early extinguishment of senior secured second lien notes	3,695	2,641
Share-based compensation expense	2,481	2,468
(Recovery of) provision for losses on accounts and notes receivable	(3)	94
Loss on disposal of property and equipment	463	529
Deferred income taxes	(8,789)	2,376
Other non-cash charges	2,266	179
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	5,905	(1,951)
Estimated liability for closed restaurants and estimated liability for self-insurance	9	(105)
Accounts payable and other current and long-term liabilities	9,577	10,403
Net cash provided by operating activities	73,071	57,814
Cash flows from investing activities:
Purchases of property and equipment	(25,476)	(28,113)
Proceeds from sale of property and equipment	1,282	1,748
Collections of non-trade notes receivable	841	639
Acquisition of restaurants, net of cash received	(75)	—
Other investing activities	125	102
Net cash used in investing activities	(23,303)	(25,624)
Cash flows from financing activities:
Net change in bank overdraft	(9,053)	(6,416)
Change in restricted cash and cash equivalents	(31,073)	—
Proceeds from financing method sale-leaseback transactions	57,507	16,991
Payment of deferred financing costs	(3,328)	(1,013)
Payment for early extinguishment of senior secured second lien notes	(61,811)	(41,200)
Repayments of other long-term debt	(2)	(614)
Repayments of capital lease obligations	(4,395)	(4,266)
Net cash used in financing activities	(52,155)	(36,518)
Net decrease in cash and cash equivalents	(2,387)	(4,328)
Cash and cash equivalents at beginning of period	64,555	42,586
Cash and cash equivalents at end of period	$62,168	$38,258

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

Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in the rest of Latin America, Russia and Asia. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East and Central Asia. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of August 13, 2012, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	469	—	892
Domestic franchised	696	1,230	7	1,933
International franchised	214	240	—	454
Total	1,333	1,939	7	3,279

As of August 13, 2012, 261 of our 423 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 252 of our 469 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Basis of Presentation and Fiscal Year

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE Restaurants, its consolidated subsidiaries and its consolidated variable interest entities (“VIEs”). These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. CKE Restaurants does not have any non-controlling interests in other entities. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form
10-K for the fiscal year ended January 31, 2012. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (the “Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $22,941 and $18,407 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of August 13, 2012 and January 31, 2012, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

NOTE 2 —ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines, based on qualitative factors, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then it is not required to perform the quantitative two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of this guidance became applicable to CKE Restaurants during the first quarter of fiscal 2013. The adoption of this guidance has not had, and is not expected to have, a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB updated its guidance on impairment testing for indefinite-lived intangible assets by allowing an entity to first perform a qualitative impairment assessment before proceeding to a quantitative impairment test. If an entity determines, based on qualitative factors, that it is not more likely than not that an indefinite-lived intangible asset is impaired, then it is not required to perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

NOTE 3 — PURCHASE OF ASSETS

During the twelve weeks ended August 13, 2012, we purchased one Hardee’s restaurant from a franchisee for aggregate purchase price consideration of $75, and recorded property and equipment (including capital lease assets) of $54 and capital lease obligations of $17, resulting in $38 of additional goodwill in our Hardee's operating segment.

During the twenty-eight weeks ended August 15, 2011, we purchased three Hardee’s restaurants from a franchisee for aggregate purchase price consideration of $1,500, which was reduced by the settlement of certain pre-existing liabilities, resulting in net purchase price consideration of $1,207. As a result of this transaction, we recorded property and equipment (including capital lease assets) of $109, identifiable intangible assets of $85 and capital lease obligations of $55, resulting in $1,068 of additional goodwill in our Hardee’s operating segment.

NOTE 4 — INDEBTEDNESS AND INTEREST EXPENSE

Our senior secured revolving credit facility (the “Credit Facility”) provides for senior secured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $100,000. As of August 13, 2012, we had no outstanding loan borrowings, $30,603 of outstanding letters of credit and remaining availability of $69,397 on our Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%.

The terms of our Credit Facility include financial performance covenants, which include a maximum secured leverage ratio and a minimum interest coverage ratio. As of August 13, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,397 under our Credit Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

On July 16, 2012, we redeemed $60,000 of the principal amount of our senior secured second lien notes (the "Senior Secured Notes") at a redemption price of 103% of the principal amount of the Senior Secured Notes pursuant to the terms of the indenture governing the Senior Secured Notes. During the twelve and twenty-eight weeks ended August 13, 2012, we recognized a loss of $3,695 on the early extinguishment of the Senior Secured Notes. Subsequent to the redemption, and as of August 13, 2012, the remaining aggregate principal amount of the Senior Secured Notes was $472,122. As of August 13, 2012, the carrying value of the Senior Secured Notes was $464,710, which is presented net of the remaining unamortized portion of the original issue discount of $7,412 in our accompanying unaudited Condensed Consolidated Balance Sheet. The Senior Secured Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. During the twelve and twenty-eight weeks ended August 15, 2011, we recognized a loss of $2,641 on the early extinguishment of $40,000 principal amount of our Senior Secured Notes.

In accordance with the indenture governing the Senior Secured Notes, we are required to make offers to repurchase a portion of our Senior Secured Notes at a price of 103% of the principal amount of the Senior Secured Notes with a portion of the net proceeds received from certain sale-leaseback transactions. Pursuant to these requirements, on July 18, 2012, we commenced a tender offer to purchase up to $29,875 of the principal amount of our Senior Secured Notes (the “Tender Offer”) at a redemption price of 103%, which expired on August 16, 2012 with no Senior Secured Notes tendered. As of August 13, 2012, pursuant to the requirements of the Tender Offer, we had $31,073 of cash and cash equivalents that were held by a trustee, which were restricted as to use. Following the expiration of the Tender Offer on August 16, 2012, the restrictions on the use of the escrowed cash and cash equivalents were removed and the amounts held by the trustee were returned to us in full.

Each of our wholly-owned domestic subsidiaries that guarantees indebtedness under the Credit Facility also guarantees the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Senior Secured Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because: (i) CKE Restaurants, Inc. is a holding company with no material independent assets or operations; (ii) the guarantor subsidiaries are, directly or indirectly, wholly-owned subsidiaries of CKE Restaurants, Inc.; (iii) such guarantees are full, unconditional and joint and several; (iv) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of CKE Restaurants, Inc. on a consolidated basis; (v) the one non-guarantor subsidiary is minor; and (vi) there are no significant restrictions on the ability of CKE Restaurants, Inc. or any of the guarantors to obtain funds from its respective subsidiaries by dividend or loan.

Interest Expense

Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Senior secured revolving credit facility	$—	$—	$—	$—
Senior secured second lien notes	13,397	15,358	32,021	36,474
Amortization of deferred financing costs and discount on notes	950	925	2,278	2,169
Capital lease obligations	943	1,117	2,223	2,579
Financing method sale-leaseback transactions(1)	2,241	101	4,331	101
Letter of credit fees and other	303	315	780	888
	$17,834	$17,816	$41,633	$42,211
___________

(1)	See Note 5.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

As of August 13, 2012 and January 31, 2012, accrued interest was $4,456 and $2,650, respectively, which is included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets.

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

The interest on the Toggle Notes, which is payable semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. CKE Inc. paid the March 15, 2012 and September 15, 2012 interest payments entirely in PIK Interest and has elected to pay the March 15, 2013 interest payment entirely in Cash Interest.

As of August 13, 2012, the principal amount of CKE Inc.’s total long-term debt on a stand-alone basis was $223,199, which includes PIK Interest payments that have been added to the principal amount of the Toggle Notes. The principal amount of CKE Inc.’s long-term debt on a stand-alone basis has not been reduced by the $10,508 principal amount of Toggle Notes held by CKE Restaurants as of August 13, 2012 (the “Purchased Toggle Notes”) since the Purchased Toggle Notes remain outstanding. As of August 13, 2012, the carrying value of CKE Inc.’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Toggle Notes, was $220,022, which is presented net of the unamortized portion of the original issue discount of $3,177.

NOTE 5 — SALE-LEASEBACK TRANSACTIONS

During the twenty-eight weeks ended August 13, 2012, we entered into agreements with independent third parties under which we sold and leased back 2 Carl’s Jr. and 37 Hardee’s restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs.

During the twenty-eight weeks ended August 13, 2012, we received proceeds of $57,507 and capitalized deferred financing costs of $3,344 in connection with 39 financing method sale-leaseback transactions. During the twenty-eight weeks ended August 15, 2011, we received proceeds of $16,991 and capitalized deferred financing costs of $964 in connection with 11 financing method sale-leaseback transactions.

The cumulative proceeds received in connection with financing method sale-leaseback transactions of $124,961 and $67,454 are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of August 13, 2012 and January 31, 2012, respectively. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our accompanying unaudited Condensed Consolidated Balance Sheets, was $91,728 and $48,722 as of August 13, 2012 and January 31, 2012, respectively. With respect to the financing method sale-leaseback transactions, our future minimum cash obligations as of August 13, 2012 are $4,521, $9,041, $9,041, $9,041, $9,215, $9,835 and $153,960 for the period from August 14, 2012 through January 31, 2013, for fiscal 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on our financial instruments as of:

	August 13, 2012		January 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$62,168	$62,168	$64,555	$64,555
Cash and cash equivalents - restricted	31,073	31,073	—	—
Notes receivable	616	741	1,696	2,050
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	465,098	540,967	523,641	599,027

The fair values of cash and cash equivalents and restricted cash and cash equivalents each approximate their respective carrying amounts due to the short maturity of the balances. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. The estimated fair value of the Senior Secured Notes was determined by using estimated market prices of our outstanding Senior Secured Notes. For all other long-term debt, the estimated fair value was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.

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

During the twelve weeks ended August 13, 2012, we determined that the assets at two underperforming company-operated Carl's Jr. restaurants were impaired. As a result, property and equipment with a carrying value of $1,265 was written down to fair value, resulting in impairment charges of $1,195. Additionally, during the twelve weeks ended August 13, 2012, we determined that a property leased to a Hardee's franchisee was impaired due to a highway project that will eliminate direct access to the property, rendering it unfit for retail purposes. As a result, property and equipment with a carrying value of $1,250 was written down to fair value, resulting in an impairment charge of $1,204. We impaired each of the assets down to their respective fair values using measurements with significant unobservable inputs (Level 3). These fair value estimates are based on the assumption of the highest and best use of the asset group, or individual asset, and generally include estimates of future cash flows, assumptions of future same-store sales, projected operating expenses, and/or broker estimates of value, when readily available or determinable. These impairment charges were recorded to facility action charges, net in our accompanying unaudited Condensed Consolidated Statements of Operations (see Note 9).

NOTE 7 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised restaurants and other revenue, and the payments on the leases as rental expense in franchised restaurants and other expense, in our accompanying unaudited Condensed Consolidated Statements of Operations. As of August 13, 2012, the present value of the lease obligations under the remaining master leases’ primary terms is $122,926. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,538.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 4). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 13, 2012, we had outstanding letters of credit of $30,603, expiring at various dates through August 2013.

Unconditional Purchase Obligations

As of August 13, 2012, we had unconditional purchase obligations in the amount of $84,937, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

Employment Agreements

We have entered into employment agreements with certain key executives (the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention bonus payments that will be paid out in October 2012 and 2013, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, our Chief Executive Officer shall be entitled to receive an amount equal to his minimum base salary multiplied by six and our President and Chief Legal Officer and our Chief Financial Officer shall each be entitled to receive an amount equal to his respective minimum base salary multiplied by three plus a pro-rata portion of his then-current year bonus. The affected executive may also be entitled to receive a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of August 13, 2012, we would have been required to make cash payments of approximately $14,651.

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

As of August 13, 2012, our accrued liability for litigation contingencies with a probable likelihood of loss was $2,322, with an expected range of losses from $2,322 to $5,472. As of August 13, 2012, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,160 to $10,575. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated based on current facts and circumstances.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 8 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Share-based compensation expense related to Units that contain performance conditions	$555	$480	$1,295	$1,247
Share-based compensation expense related to all other Units	509	519	1,186	1,221
Total share-based compensation expense	$1,064	$999	$2,481	$2,468

Funds managed by Apollo Management VII, L.P., certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership granted profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. There are no income tax benefits associated with the Units. On August 13, 2012, the financial targets for the performance vesting Units were met causing the performance vesting Units to be converted into time vesting Units that will vest in two equal installments on August 13, 2013 and August 13, 2014. The maximum unrecognized compensation cost for unvested Units was $7,684 as of August 13, 2012.

NOTE 9 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Estimated liability for new restaurant closures	$—	$—	$—	$133
Adjustments to estimated liability for closed restaurants	(261)	57	(257)	523
Impairment of assets to be held and used	2,416	192	2,525	250
Loss (gain) on disposal of property and equipment	277	(311)	43	(467)
Other gains	(487)	(134)	(91)	(250)
Amortization of discount related to estimated liability for closed restaurants	84	126	210	252
	$2,029	$(70)	$2,430	$441

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Impairment charges recognized in facility action charges, net were recorded against the following asset category:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Property and equipment:
Carl’s Jr.	$1,195	$—	$1,195	$—
Hardee’s	1,221	192	1,330	250
	$2,416	$192	$2,525	$250

NOTE 10 — INCOME TAXES

Income tax expense (benefit) consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Federal and state income taxes	$339	$(760)	$(1,478)	$(2,672)
Foreign income taxes	498	446	1,137	937
Income tax expense (benefit)	$837	$(314)	$(341)	$(1,735)

Our effective income tax rate for the twelve and twenty-eight weeks ended August 13, 2012 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective tax rate for the twenty-eight weeks ended August 13, 2012 also differs from the federal statutory rate as a result of the release of $6,370 of valuation allowance on state income tax credit and net operating loss (“NOL”) carryforwards. After considering all available evidence, both positive and negative, including future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards, we concluded that we will more likely than not realize future tax benefits related to certain of our state income tax credit and NOL carryforwards, for which an income tax benefit has not previously been recognized. As of August 13, 2012, we maintained a valuation allowance of $2,935 for a portion of our state NOL and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or in certain jurisdictions.
Our effective income tax rate for the twelve and twenty-eight weeks ended August 15, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits.
We had $2,977 of unrecognized tax benefits as of January 31, 2012 that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits during the twenty-eight weeks ended August 13, 2012. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,642 may be necessary within twelve months as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during the next twelve months.

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Revenue:
Carl’s Jr.	$158,309	$152,314	$369,833	$358,448
Hardee’s	150,206	147,234	350,871	341,450
Other	112	181	254	414
Total	$308,627	$299,729	$720,958	$700,312

Segment income:
Carl’s Jr.	$25,516	$20,682	$58,280	$48,103
Hardee’s	29,794	26,165	69,989	60,007
Other	109	109	248	242
Total	55,419	46,956	128,517	108,352
Less: General and administrative expense	(29,772)	(29,346)	(71,488)	(70,306)
Less: Facility action charges, net	(2,029)	70	(2,430)	(441)
Less: Other operating expenses	—	(194)	—	(545)
Operating income	23,618	17,486	54,599	37,060
Interest expense	(17,834)	(17,816)	(41,633)	(42,211)
Other expense, net	(3,179)	(2,215)	(2,030)	(1,416)
Income (loss) before income taxes	$2,605	$(2,545)	$10,936	$(6,567)

Capital expenditures:
Carl’s Jr.	$5,313	$5,865	$12,835	$9,966
Hardee’s	4,288	8,488	12,030	17,759
Other	187	179	648	388
Total	$9,788	$14,532	$25,513	$28,113

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$8,370	$8,655	$19,930	$20,579
Hardee’s	9,322	9,411	22,144	21,466
Other	—	—	—	—
Other depreciation and amortization(1)	753	839	1,838	1,798
Total depreciation and amortization	$18,445	$18,905	$43,912	$43,843
___________

(1)	Represents depreciation and amortization excluded from the computation of segment income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

	August 13, 2012	January 31, 2012
Total assets:
Carl’s Jr.	$754,057	$779,970
Hardee’s	620,540	633,127
Other	104,370	67,041
Total	$1,478,967	$1,480,138

NOTE 12 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management VII, L.P.

Pursuant to our management services agreement with Apollo Management VII, L.P. and in exchange for on-going investment banking, management, consulting and financial planning services, we are obligated to pay Apollo Management VII, L.P. an aggregate annual management fee of $2,500, which may be increased at Apollo Management VII, L.P.’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. We recorded $574, $575, $1,339 and $1,342 in management fees, which are included in general and administrative expense in our accompanying unaudited Condensed Consolidated Statements of Operations for the twelve weeks ended August 13, 2012 and August 15, 2011, and twenty-eight weeks ended August 13, 2012 and August 15, 2011, respectively.

Transactions with Board of Directors

Certain members of our Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the twenty-eight weeks ended August 13, 2012 and August 15, 2011, total revenue generated from related party franchisees was $3,471 and $3,641, respectively, which is included in franchised restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statements of Operations. As of August 13, 2012 and January 31, 2012, our related party trade receivables from franchisees were $24 and $252, respectively.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011
Cash paid for:
Interest, net of amounts capitalized	$36,658	$37,369
Income taxes paid (received), net	3,164	(326)
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	1,042	2,456
Accrued property and equipment purchases	1,224	3,983

During the twenty-eight weeks ended August 15, 2011, we recorded a non-cash transaction to acquire three Hardee’s restaurants from a franchisee for an aggregate purchase price of $1,500. The entire purchase price was applied as a reduction of outstanding promissory notes due to the Company. See Note 3 for additional discussion.

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

Overview

CKE Restaurants, Inc. (“CKE Restaurants”) and its subsidiaries (collectively referred to herein as the "Company", "we", "us" or "our"), is an owner, operator and franchisor of quick-service restaurants (“QSR”) in the United States and 26 other countries, operating principally under the Carl’s Jr.® and Hardee’s® brand names. As of August 13, 2012, we operated 892 domestic restaurants and our franchisees operated 1,933 domestic and 454 international restaurants, primarily under the Carl’s Jr. and Hardee’s brands. Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in the rest of Latin America, Russia and Asia. Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East and Central Asia. Our Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants and our Red Burrito restaurants are exclusively located in dual-branded Hardee’s restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for the trailing-13 periods ended August 13, 2012:

	Company-operated	Domestic Franchised	International Franchised	Total
Consolidated:
Open at August 15, 2011	893	1,920	389	3,202
New	3	46	76	125
Closed	(5)	(32)	(11)	(48)
Acquired	1	—	—	1
Divested	—	(1)	—	(1)
Open at August 13, 2012	892	1,933	454	3,279

Carl’s Jr.:
Open at August 15, 2011	425	684	169	1,278
New	2	29	48	79
Closed	(4)	(17)	(3)	(24)
Open at August 13, 2012	423	696	214	1,333

Hardee’s:
Open at August 15, 2011	468	1,226	220	1,914
New	1	17	28	46
Closed	(1)	(12)	(8)	(21)
Acquired	1	—	—	1
Divested	—	(1)	—	(1)
Open at August 13, 2012	469	1,230	240	1,939

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Consolidated

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Revenue:
Company-operated restaurants	$270,734	$262,991	$632,200	$614,595
Franchised restaurants and other	37,893	36,738	88,758	85,717
Total revenue	308,627	299,729	720,958	700,312
Operating costs and expenses:
Restaurant operating costs	218,338	218,934	511,090	512,182
Franchised restaurants and other	18,854	18,440	44,483	44,318
Advertising	16,016	15,399	36,868	35,460
General and administrative	29,772	29,346	71,488	70,306
Facility action charges, net	2,029	(70)	2,430	441
Other operating expenses	—	194	—	545
Total operating costs and expenses	285,009	282,243	666,359	663,252
Operating income	23,618	17,486	54,599	37,060
Interest expense	(17,834)	(17,816)	(41,633)	(42,211)
Other expense, net	(3,179)	(2,215)	(2,030)	(1,416)
Income (loss) before income taxes	2,605	(2,545)	10,936	(6,567)
Income tax expense (benefit)	837	(314)	(341)	(1,735)
Net income (loss)	$1,768	$(2,231)	$11,277	$(4,832)

Company-operated average unit volume (trailing-52 weeks)	$1,277	$1,262
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,094	1,062
Company-operated same-store sales increase	2.9%	2.2%	2.7%	4.1%
Domestic franchise-operated same-store sales increase	3.4%	0.1%	2.9%	2.3%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$270,734	$262,991	$632,200	$614,595
Less: restaurant operating costs	(218,338)	(218,934)	(511,090)	(512,182)
Add: depreciation and amortization expense	16,030	16,387	38,099	37,987
Less: advertising expense	(16,016)	(15,399)	(36,868)	(35,460)
Company-operated restaurant-level adjusted EBITDA	$52,410	$45,045	$122,341	$104,940
Company-operated restaurant-level adjusted EBITDA margin	19.4%	17.1%	19.4%	17.1%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$37,893	$36,738	$88,758	$85,717
Less: franchised restaurants and other expense	(18,854)	(18,440)	(44,483)	(44,318)
Add: depreciation and amortization expense	1,662	1,679	3,975	4,058
Franchise restaurant adjusted EBITDA	$20,701	$19,977	$48,250	$45,457
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Carl’s Jr.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Company-operated restaurants revenue	$144,003	$138,370	$336,919	$326,658
Franchised restaurants and other revenue	14,306	13,944	32,914	31,790
Total revenue	158,309	152,314	369,833	358,448
Restaurant operating costs:
Food and packaging	42,356	41,384	99,619	98,940
Payroll and other employee benefits	40,537	39,039	95,117	92,718
Occupancy and other	33,809	35,379	79,040	81,697
Total restaurant operating costs	116,702	115,802	273,776	273,355
Franchised restaurants and other expense	7,504	7,508	17,615	17,493
Advertising expense	8,587	8,322	20,162	19,497
General and administrative expense	13,894	14,309	34,036	33,608
Facility action charges, net	890	(169)	922	190
Operating income	$10,732	$6,542	$23,322	$14,305

Company-operated average unit volume (trailing-52 weeks)	$1,438	$1,396
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,101	1,096
Company-operated same-store sales increase	4.0%	2.0%	3.2%	2.0%
Domestic franchise-operated same-store sales (decrease) increase	1.5%	(0.5)%	0.5%	0.0%
Company-operated same-store transaction increase (decrease)	3.6%	(0.1)%	3.1%	(0.1)%
Company-operated average check (actual $)	$7.12	$7.08	$7.04	$7.02
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.4%	29.9%	29.6%	30.3%
Payroll and other employee benefits	28.2%	28.2%	28.2%	28.4%
Occupancy and other	23.5%	25.6%	23.5%	25.0%
Total restaurant operating costs	81.0%	83.7%	81.3%	83.7%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	6.0%	6.0%	6.0%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$144,003	$138,370	$336,919	$326,658
Less: restaurant operating costs	(116,702)	(115,802)	(273,776)	(273,355)
Add: depreciation and amortization expense	7,589	7,891	18,087	18,727
Less: advertising expense	(8,587)	(8,322)	(20,162)	(19,497)
Company-operated restaurant-level adjusted EBITDA	$26,303	$22,137	$61,068	$52,533
Company-operated restaurant-level adjusted EBITDA margin	18.3%	16.0%	18.1%	16.1%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$14,306	$13,944	$32,914	$31,790
Less: franchised restaurants and other expense	(7,504)	(7,508)	(17,615)	(17,493)
Add: depreciation and amortization expense	781	764	1,843	1,852
Franchise restaurant adjusted EBITDA	$7,583	$7,200	$17,142	$16,149
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Hardee’s

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Company-operated restaurants revenue	$126,731	$124,575	$295,281	$287,825
Franchised restaurants and other revenue	23,475	22,659	55,590	53,625
Total revenue	150,206	147,234	350,871	341,450
Restaurant operating costs:
Food and packaging	37,757	38,828	88,996	90,145
Payroll and other employee benefits	35,696	36,241	83,881	84,182
Occupancy and other	28,183	27,991	64,437	64,328
Total restaurant operating costs	101,636	103,060	237,314	238,655
Franchised restaurants and other expense	11,347	10,932	26,862	26,825
Advertising expense	7,429	7,077	16,706	15,963
General and administrative expense	15,878	15,037	37,452	36,699
Facility action charges, net	1,139	96	1,508	247
Operating income	$12,777	$11,032	$31,029	$23,061

Company-operated average unit volume (trailing-52 weeks)	$1,132	$1,096
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,088	1,038
Company-operated same-store sales increase	1.6%	2.5%	2.2%	6.4%
Domestic franchise-operated same-store sales increase	4.4%	0.5%	4.3%	3.7%
Company-operated same-store transaction (decrease) increase	(2.2)%	(0.8)%	(2.2)%	1.3%
Company-operated average check (actual $)	$5.65	$5.44	$5.60	$5.36
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.8%	31.2%	30.1%	31.3%
Payroll and other employee benefits	28.2%	29.1%	28.4%	29.2%
Occupancy and other	22.2%	22.5%	21.8%	22.3%
Total restaurant operating costs	80.2%	82.7%	80.4%	82.9%
Advertising expense as a percentage of company-operated restaurants revenue	5.9%	5.7%	5.7%	5.5%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$126,731	$124,575	$295,281	$287,825
Less: restaurant operating costs	(101,636)	(103,060)	(237,314)	(238,655)
Add: depreciation and amortization expense	8,441	8,496	20,012	19,260
Less: advertising expense	(7,429)	(7,077)	(16,706)	(15,963)
Company-operated restaurant-level adjusted EBITDA	$26,107	$22,934	$61,273	$52,467
Company-operated restaurant-level adjusted EBITDA margin	20.6%	18.4%	20.8%	18.2%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$23,475	$22,659	$55,590	$53,625
Less: franchised restaurants and other expense	(11,347)	(10,932)	(26,862)	(26,825)
Add: depreciation and amortization expense	881	915	2,132	2,206
Franchise restaurant adjusted EBITDA	$13,009	$12,642	$30,860	$29,006
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Consolidated

Total Revenue

Total revenue increased $8,898, or 3.0%, to $308,627 during the twelve weeks ended August 13, 2012, as compared to the prior year period, due to the increase in company-operated restaurants revenue of $7,743 and the increase in franchised restaurants and other revenue of $1,155. Company-operated same-store sales increased 2.9%, and domestic franchise-operated same-store sales increased 3.4%.

Total revenue increased $20,646, or 2.9%, to $720,958 during the twenty-eight weeks ended August 13, 2012, as compared to the prior year period, due to the increase in company-operated restaurants revenue of $17,605 and the increase in franchised restaurants and other revenue of $3,041. Company-operated same-store sales increased 2.7%, and domestic franchise-operated same-store sales increased 2.9%.

Restaurant Operating Costs

Restaurant operating costs decreased $596, or 0.3%, to $218,338 during the twelve weeks ended August 13, 2012, as compared to the prior year period. Restaurant operating costs as a percentage of company-operated restaurants revenue were 80.6% during for the twelve weeks ended August 13, 2012, as compared to 83.2% for the twelve weeks ended August 15, 2011. This decrease in restaurant operating costs as a percentage of company-operated restaurants revenue was in part due to the increase in company-operated same-store sales, which was driven, in part, by menu price increases taken over the past year. Occupancy and other expense as a percentage of company-operated restaurants revenue decreased 120 basis points compared to the prior year period, primarily as a result of sales leverage and lower repairs and maintenance expense and utilities expense. Food and packaging costs as a percentage of company-operated restaurants revenue decreased 90 basis points from the prior year period, primarily as a result of higher restaurant pricing and changes in product mix. While commodity costs for beef products were essentially flat when compared to the prior year period, commodity costs for pork, cheese and dairy products decreased and commodity costs for potato and chicken products increased. Payroll and other employee benefits as a percentage of company-operated restaurants revenue decreased 50 basis points from the prior year period.

Restaurant operating costs decreased $1,092, or 0.2%, to $511,090 during the twenty-eight weeks ended August 13, 2012, as compared to the prior year period. Restaurant operating costs as a percentage of company-operated restaurants revenue were 80.8% during for the twenty-eight weeks ended August 13, 2012, as compared to 83.3% for the twenty-eight weeks ended August 15, 2011. This decrease in restaurant operating costs as a percentage of company-operated restaurants revenue was in part due to the increase in company-operated same-store sales, which was driven, in part, by menu price increases taken over the past year. Occupancy and other expense as a percentage of company-operated restaurants revenue decreased 110 basis points compared to the prior year period, primarily as a result of sales leverage and lower repairs and maintenance expense and utilities expense. Food and packaging costs as a percentage of company-operated restaurants revenue decreased 90 basis points from the prior year period, primarily as a result of higher restaurant pricing and changes in product mix. Commodity costs for produce, pork and cheese products decreased, while commodity costs for potato, chicken and beef products increased from the comparable prior year period. Payroll and other employee benefits as a percentage of company-operated restaurants revenue decreased 50 basis points from the prior year period.

Franchised Restaurants and Other Expense

During the twelve and twenty-eight weeks ended August 13, 2012, franchised restaurants and other expense of $18,854 and $44,483, respectively, were comparable with the prior year periods.

Advertising Expense

Advertising expense increased $617, or 4.0%, to $16,016 during the twelve weeks ended August 13, 2012, as compared to the prior year period. Advertising expense as a percentage of company-operated restaurants revenue was 5.9% during both the twelve weeks ended August 13, 2012 and the comparable prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Advertising expense increased $1,408, or 4.0%, to $36,868 during the twenty-eight weeks ended August 13, 2012, as compared to the prior year period. Advertising expense as a percentage of company-operated restaurants revenue was 5.8% during both the twenty-eight weeks ended August 13, 2012 and the comparable prior year period.

General and Administrative Expense

General and administrative expense increased $426, or 1.5%, to $29,772 during the twelve weeks ended August 13, 2012 from the prior year period. This increase was mainly due to an increase of $1,027 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria, partially offset by reduced legal expenditures.

General and administrative expense increased $1,182, or 1.7%, to $71,488 during the twenty-eight weeks ended August 13, 2012 from the prior year period. This increase was mainly due to an increase of $1,657 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria, partially offset by reduced legal expenditures.

Facility Action Charges, Net

During the twelve and twenty-eight weeks ended August 13, 2012, net facility action charges were $2,029 and $2,430, respectively, which primarily resulted from asset impairment charges of $2,416 and $2,525 recorded during the respective periods. These asset impairment charges primarily consisted of $1,195 of impairment charges recorded for two underperforming company-operated Carl's Jr. restaurants and a $1,204 impairment charge recorded for a property leased to a franchisee that became impaired due to a highway project that will eliminate direct access to the property, rendering it unfit for retail purposes.

See Note 9 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of facility action charges, net.

Interest Expense

During the twelve weeks ended August 13, 2012, interest expense increased $18, or 0.1%, to $17,834, as compared to the prior year period. This increase was primarily caused by an increase in interest expense from our financing method sale-leaseback transactions of $2,140, partially offset by a reduction of interest expense on our senior secured second lien notes (the "Senior Secured Notes") of $1,961 due to the early redemptions of our Senior Secured Notes.

During the twenty-eight weeks ended August 13, 2012, interest expense decreased $578, or 1.4%, to $41,633, as compared to the prior year period. This decrease was primarily caused by a reduction of interest expense on our Senior Secured Notes of $4,453 due to the early redemptions of our Senior Secured Notes, partially offset by an increase in interest expense from our financing method sale-leaseback transactions of $4,230.

See Note 4 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of interest expense.

Income Tax Benefit

Our effective income tax rate for the twelve and twenty-eight weeks ended August 13, 2012 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective tax rate for the twenty-eight weeks ended August 13, 2012 also differs from the federal statutory rate as a result of the release of $6,370 of valuation allowance on state income tax credit and net operating loss (“NOL”) carryforwards. Our effective income tax rate for the twelve and twenty-eight weeks ended August 15, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $5,633, or 4.1%, to $144,003 during the twelve weeks ended August 13, 2012, as compared to the twelve weeks ended August 15, 2011. This increase was primarily due to the 4.0% increase in company-operated same-store sales for the quarter. Both menu price increases and same-store transaction increases contributed to the same-store sales increase.

Revenue from company-operated Carl’s Jr. restaurants increased $10,261, or 3.1%, to $336,919 during the twenty-eight weeks ended August 13, 2012, as compared to the twenty-eight weeks ended August 15, 2011. This increase was primarily due to the 3.2% increase in company-operated same-store sales from the comparable prior year period. Both menu price increases and same-store transaction increases contributed to the same-store sales increase.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Twenty-Eight Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 15, 2011	16.0%	16.1%
Decrease in food and packaging costs	0.5	0.7
Payroll and other employee benefits:
Increase in workers’ compensation expense	(0.8)	(0.3)
Decrease in labor costs, excluding workers’ compensation	0.9	0.5
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.6	0.4
Decrease in repairs and maintenance expense	0.4	0.5
Decrease in rent expense	0.3	0.1
Decrease in property tax expense	0.2	0.1
Other, net	0.2	—
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 13, 2012	18.3%	18.1%

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, mainly due to the impact of menu price increases taken over the past year and changes in product mix. During the twelve weeks ended August 13, 2012, commodity costs for beef products were essentially flat when compared to the prior year period, while commodity costs for cheese and produce products decreased and commodity costs for potato and chicken products increased. During the twenty-eight weeks ended August 13, 2012, commodity costs for produce, cheese and pork products decreased, while commodity costs for potato, beef and chicken products increased from the comparable prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Payroll and Other Employee Benefits

Workers' compensation expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 13, 2012, as compared to the prior year period, due primarily to unfavorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period and favorable claims reserve adjustments in the comparable prior year period. During the twenty-eight weeks ended August 13, 2012, workers' compensation expense increased as a percentage of company-operated restaurants revenue, as compared to the prior year period, due primarily to the impact of unfavorable claims reserve adjustments in the current year period that did not occur to the same extent in the prior year period.

Labor costs, excluding workers' compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the company-operated same-store sales increase.

Occupancy and Other Costs

Utilities expense decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, mainly due to a decrease in electricity usage and rates, a decrease in natural gas rates, and sales leverage caused by the increase in company-operated same-store sales.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, mainly due to decreased spending on contract services, repairs of restaurant equipment and building maintenance.

Rent expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 13, 2012, as compared to the prior year period, mainly due to sales leverage resulting from the company-operated same-store sales increase.

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, due primarily to sales leverage and certain property and equipment reaching the end of its useful life.

Franchised Restaurants

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Franchised restaurants and other revenue:
Royalties	$8,809	$8,123	$20,464	$18,795
Rent and other occupancy	4,957	5,267	11,431	12,013
Franchise fees	540	554	1,019	982
Total franchised restaurants and other revenue	$14,306	$13,944	$32,914	$31,790
Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,764	$2,630	$6,371	$6,066
Rent and other occupancy	4,740	4,878	11,244	11,427
Total franchised restaurants and other expense	$7,504	$7,508	$17,615	$17,493

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Franchised restaurants and other revenue increased $362, or 2.6%, to $14,306 during the twelve weeks ended August 13, 2012, as compared to the prior year period. Royalty revenues increased $686, or 8.4%, to $8,809, due primarily to the net increase of 45 international and 12 domestic franchised restaurants since the end of the second quarter of fiscal 2012.

Franchised restaurants and other revenue increased $1,124, or 3.5%, to $32,914 during the twenty-eight weeks ended August 13, 2012, as compared to the prior year period. Royalty revenues increased $1,669, or 8.9%, to $20,464, due primarily to the net increase of 45 international and 12 domestic franchised restaurants since the end of the second quarter of fiscal 2012.

During the twelve weeks ended August 13, 2012, franchised restaurants and other expense was consistent with the prior year period.

During the twenty-eight weeks ended August 13, 2012, franchised restaurants and other expense increased $122, or 0.7%, to $17,615, as compared to the prior year period. Administrative expense increased $305, or 5.0%, to $6,371 during the twenty-eight weeks ended August 13, 2012, from the comparable prior year period, due primarily to increased franchise operations and administration costs related to our international growth strategy.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated Hardee’s restaurants increased $2,156, or 1.7%, to $126,731 during the twelve weeks ended August 13, 2012, as compared to the twelve weeks ended August 15, 2011. This increase was primarily due to the 1.6% increase in company-operated same-store sales for the quarter, which was driven mainly by menu price increases taken over the past year.

Revenue from company-operated Hardee’s restaurants increased $7,456, or 2.6%, to $295,281 during the twenty-eight weeks ended August 13, 2012, as compared to the twenty-eight weeks ended August 15, 2011. This increase was primarily due to the 2.2% increase in company-operated same-store sales from the comparable prior year period, which was driven mainly by menu price increases taken over the past year.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Twenty-Eight Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 15, 2011	18.4%	18.2%
Decrease in food and packaging costs	1.4	1.2
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.5	0.7
Decrease in workers’ compensation expense	0.4	0.1
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance expense	0.2	0.3
(Increase) decrease in general liability insurance expense	(0.2)	0.1
Decrease in asset disposal expense	—	0.2
Other, net	0.1	0.1
Increase in advertising expense	(0.2)	(0.1)
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 13, 2012	20.6%	20.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, mainly due to the impact of menu price increases taken over the past year and changes in product mix. During the twelve weeks ended August 13, 2012, commodity costs for beef products were essentially flat when compared to the prior year period, while commodity costs for pork, dairy and cheese products decreased and commodity costs for chicken and potato products increased. During the twenty-eight weeks ended August 13, 2012, commodity costs for pork, dairy and produce products decreased, while commodity costs for chicken, potato and beef products increased from the comparable prior year period.

Payroll and Other Employee Benefits

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2012, as compared to the prior year periods, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the same-store sales increase.

Workers' compensation expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 13, 2012, as compared to the prior year period, due primarily to favorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period that did not occur to the same extent in the prior year period.

Occupancy and Other Costs

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the twenty-eight weeks ended August 13, 2012, as compared to the prior year period, mainly due to decreased spending on contract services and repairs of restaurant equipment.

Franchised Restaurants

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011	August 13, 2012	August 15, 2011
Franchised restaurants and other revenue:
Royalties	$14,707	$13,841	$34,142	$31,812
Equipment sales	5,763	5,639	14,130	14,210
Rent and other occupancy	2,836	2,987	6,664	7,010
Franchise fees	169	192	654	593
Total franchised restaurants and other revenue	$23,475	$22,659	$55,590	$53,625
Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,940	$2,822	$6,760	$6,786
Equipment distribution center	5,996	5,580	14,395	14,112
Rent and other occupancy	2,411	2,530	5,707	5,927
Total franchised restaurants and other expense	$11,347	$10,932	$26,862	$26,825

Total franchised restaurants and other revenue increased $816, or 3.6%, to $23,475 during the twelve weeks ended August 13, 2012, as compared to the prior year period. Royalty revenues increased $866 or 6.3%, to $14,707 from the comparable prior year period, due primarily to a net increase of 20 international and 4 domestic franchised restaurants since the end of the second quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 4.4%.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Total franchised restaurants and other revenue increased $1,965, or 3.7%, to $55,590 during the twenty-eight weeks ended August 13, 2012, as compared to the prior year period. Royalty revenues increased $2,330, or 7.3%, to $34,142 from the comparable prior year period, due primarily to a net increase of 20 international and 4 domestic franchised restaurants since the end of the second quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 4.3%.

Franchised restaurants and other expense increased $415, or 3.8%, to $11,347 during the twelve weeks ended August 13, 2012, from the comparable prior year period. Equipment distribution center costs increased $416, or 7.5%, to $5,996 from the comparable prior year period due to higher equipment sales and increased freight and general and administrative costs related to our equipment distribution center.

During the twenty-eight weeks ended August 13, 2012, franchised restaurants and other expense was consistent with prior year period.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels and refreshes, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. In addition, we may elect to redeem up to $60,000 of the principal amount of our Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes during the twelve month period commencing July 15, 2013. Assuming the aggregate outstanding principal amount of our Senior Secured Notes remains unchanged from August 13, 2012, we will be required to make semi-annual interest payments on our Senior Secured Notes of approximately $26,852. As discussed below, our senior secured revolving credit facility (the “Credit Facility”) matures on July 12, 2015 and our Senior Secured Notes mature on July 15, 2018. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of August 13, 2012, we had $62,168 in cash and cash equivalents and $69,397 in available commitments under our Credit Facility to help meet our operating and capital requirements. Additionally, as of August 13, 2012, we had $31,073 of restricted cash and cash equivalents that were held by a trustee, and restricted as to use, related to the tender offer to purchase up to $29,875 of the principal amount of our Senior Secured Notes at a redemption price of 103% (the "Tender Offer") as described further below. On August 16, 2012, the Tender Offer expired with no Senior Secured Notes tendered. Following the expiration of the Tender Offer, the restrictions on the use of the escrowed cash and cash equivalents were removed and the amounts held by the trustee were returned to us in full.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of August 13, 2012, we had no outstanding loan borrowings, $30,603 of outstanding letters of credit, and remaining availability of $69,397 under our Credit Facility.

Pursuant to the terms of our Credit Facility, during each fiscal year, our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the "Acquired Assets Amount") and (3) 5% of the Acquired Assets Amount for the preceding fiscal year, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which we elect to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. Our Credit Facility defines our secured leverage ratio as the ratio of our: (1) Total Secured Debt plus eight times our Net Rent less Unrestricted Cash and Permitted Investments; over (2) Adjusted EBITDAR, each as defined in our Credit Facility. In determining our consolidated Total Secured Debt for the purpose of our financial covenants, we include our Senior Secured Notes and other long-term secured debt, capital lease obligations and the portion of the proceeds from financing method sale-leaseback transactions equal to the net book value of the associated properties. As of August 13, 2012, the net book value of the assets associated with financing method sale-leaseback transactions was $91,728. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion of these sale-leaseback transactions. Our Credit Facility defines our interest coverage ratio as the ratio of Adjusted EBITDA to Cash Interest Expense, each as defined in our Credit Facility. As of August 13, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,397 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of August 13, 2012.

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

Senior Secured Second Lien Notes

On July 16, 2012, we redeemed $60,000 of the principal amount of our Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes pursuant to the terms of the indenture governing the Senior Secured Notes. Subsequent to the redemption and as of August 13, 2012, the remaining aggregate principal amount of our Senior Secured Notes was $472,122. The Senior Secured Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. As of August 13, 2012, the carrying value of the notes was $464,710, which is presented net of the remaining unamortized original issue discount of $7,412. The Senior Secured Notes mature on July 15, 2018.

In accordance with the indenture governing the Senior Secured Notes, we are required to make offers to repurchase a portion of our Senior Secured Notes at a price of 103% of the principal amount of the Senior Secured Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on July 18, 2012, we commenced the Tender Offer to purchase up to $29,875 of the principal amount of our Senior Secured Notes at a redemption price of 103%, which expired on August 16, 2012 with no Senior Secured Notes tendered. As of August 13, 2012, pursuant to the requirements of the Tender Offer, we had $31,073 of cash and cash equivalents that were held by a trustee, which were restricted as to use. Following the expiration of the Tender Offer on August 16, 2012, the restrictions on the use of the escrowed cash and cash equivalents were removed and the amounts held by the trustee were returned to us in full.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

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

We were in compliance with the covenants included in the indenture governing the Senior Secured Notes as of August 13, 2012.

We may redeem the Senior Secured Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to $82,122 of the aggregate principal amount of the Senior Secured Notes (provided at least $390,000 of the aggregate principal amount of the Senior Secured Notes remains outstanding after such redemption) with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest, (2) during the 12-month period beginning July 15, 2013, we may elect to redeem up to $60,000 of the aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Senior Secured Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at redemption prices of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Senior Secured Notes at a price equal to 100% of the aggregate principal amount of the Senior Secured Notes being redeemed plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the holders of our Senior Secured Notes each have the right to require us to redeem their Senior Secured Notes at a redemption price of 101% of the aggregate principal amount of the Senior Secured Notes being redeemed plus accrued and unpaid interest.

Sale-Leaseback Transactions

During the twenty-eight weeks ended August 13, 2012, we entered into agreements with independent third parties under which we sold and leased back 39 restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs. During the twenty-eight weeks ended August 13, 2012, we received proceeds of $57,507 and capitalized deferred financing costs of $3,344 in connection with these transactions.

The cumulative proceeds received in connection with financing method sale-leaseback transactions of $124,961 and $67,454 are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of August 13, 2012 and January 31, 2012, respectively. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our Condensed Consolidated Balance Sheets, was $91,728 and $48,722 as of August 13, 2012 and January 31, 2012, respectively.

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
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

CKE Inc. Senior Unsecured PIK Toggle Notes

During fiscal 2012, our parent company, CKE Inc., formerly known as CKE Holdings, Inc., issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Toggle Notes”). The interest on the Toggle Notes, which is paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Toggle Notes or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. CKE Inc. paid the March 15, 2012 and September 15, 2012 interest payments entirely in PIK Interest and we have elected to pay the March 15, 2013 interest payment entirely in Cash Interest.

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

Cash Flows

During the twenty-eight weeks ended August 13, 2012, cash provided by operating activities was $73,071, an increase of $15,257, or 26.4%, compared with the twenty-eight weeks ended August 15, 2011. Net income of $11,277 for the twenty-eight weeks ended August 13, 2012 includes certain income and expense items that are excluded in deriving cash flows from operations, including depreciation and amortization expense of $43,912, loss on early extinguishment of our Senior Secured Notes of $3,695, share-based compensation expense of $2,481 and amortization of $2,278 for deferred financing costs and discount on notes and a deferred income tax benefit of $8,789. Additionally, changes in our operating assets and liabilities of $15,491 resulted in an increase to cash flows from operations. The amounts of our operating assets and liabilities can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the twenty-eight weeks ended August 13, 2012 totaled $23,303, which principally consisted of purchases of property and equipment of $25,476, partially offset by $1,282 of proceeds from the sale of property and equipment and $841 of collections of non-trade notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Capital expenditures were as follows:

	Twenty-Eight Weeks Ended
	August 13, 2012	August 15, 2011
Remodels:
Carl’s Jr.	$1,875	$1,382
Hardee’s	2,423	7,907
Capital maintenance:
Carl’s Jr.	4,167	4,353
Hardee’s	5,756	7,246
New restaurants and rebuilds:
Carl’s Jr.	6,658	3,813
Hardee’s	361	1,445
Dual-branding:
Carl’s Jr.	15	424
Hardee’s	1,275	886
Real estate and franchise acquisitions	2,096	11
Corporate and other	887	646
Total	$25,513	$28,113

Capital expenditures for the twenty-eight weeks ended August 13, 2012, decreased $2,600, or 9.2%, from the comparable prior year period mainly due to decreases of $4,991 in remodels and $1,676 in capital maintenance, partially offset by increases of $2,085 in real estate and franchise acquisitions and $1,761 in new restaurants and rebuilds. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

Cash used in financing activities during the twenty-eight weeks ended August 13, 2012 totaled $52,155, which principally consisted of $61,811 payment for early extinguishment of our Senior Secured Notes and $31,073 for changes in restricted cash and cash equivalents, partially offset by proceeds of $57,507 from financing method sale-leaseback transactions. As discussed above, the restrictions on the use of the escrowed cash and cash equivalents related to our Senior Secured Notes were removed on August 16, 2012 and the amounts held by the trustee were returned in full.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of August 13, 2012, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,757 for our Hardee’s reporting unit. During the fourth quarter of fiscal 2012, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values by more than 20%. The excess of the fair value as compared to the carrying value was attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test, and improvements in operating results and cash flows. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of August 13, 2012 our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. During the fourth quarter of fiscal 2012, we performed our impairment test for trademarks / tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of August 13, 2012 and January 31, 2012, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $42,494 and $41,466, respectively.

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

Income Taxes

We are included in the consolidated federal income tax returns and combined state income tax returns of CKE Inc., our parent. For the purpose of determining the income taxes attributed to CKE Restaurants and its subsidiaries, we prepare our income tax provision as if we were a separate taxpayer. As a result of this treatment, we make income tax payments to CKE Inc. based upon our separate return taxable income.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2013 Comparisons with Fiscal 2012

The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 13, 2012 and August 15, 2011, and for the remainder of fiscal 2013.

Commodity Costs

The cost of food commodities has increased markedly over the last two years and we expect that there may be additional pricing pressure on some of our key ingredients, most notably beef, during fiscal 2014, which may adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing. See further discussion in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I of this Quarterly Report on Form 10-Q.

Sale-Leaseback Transactions

During the twenty-eight weeks ended August 13, 2012 and fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 39 and 47 restaurant properties, respectively. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. As of August 13, 2012, the net book value of the assets associated with these transactions was $91,728. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property. As of August 13, 2012, the cumulative proceeds received of $124,961 exceeded the net book value of the associated restaurant properties by $33,233. We expect that we will sell and leaseback additional restaurant properties in future quarters; however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

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

Company-Operated Restaurant-Level Non-GAAP Measures

We define company-operated restaurant-level adjusted EBITDA, which is expressed in dollars, as company-operated restaurants revenue (i) less restaurant operating costs excluding depreciation and amortization expense and (ii) less advertising expense. Restaurant operating costs are the expenses incurred directly by our company-operated restaurants in generating revenues and do not include advertising costs, general and administrative expenses or facility action charges. We define company-operated restaurant-level adjusted EBITDA margin, which is expressed as a percentage, as company-operated restaurant-level adjusted EBITDA divided by company-operated restaurants revenue.

Franchise Restaurant Adjusted EBITDA

We define franchise restaurant adjusted EBITDA, which is expressed in dollars, as franchised restaurants and other revenue less franchised restaurants and other expense excluding depreciation and amortization expense.

Certain Financial Information of CKE Inc.

During fiscal 2012, CKE Inc. issued $200,000 aggregate principal amount of Toggle Notes. CKE Inc. paid March 15, 2012 and September 15, 2012 interest payments entirely in PIK Interest and will pay the March 15, 2013 interest payment entirely in Cash Interest. During fiscal 2012, CKE Restaurants purchased $9,948 principal amount of Toggle Notes for $8,362. As of August 13, 2012, CKE held a total of $10,508 principal amount of Toggle Notes (the "Purchased Toggle Notes") including PIK Interest payments after the initial purchase.

We have not guaranteed the obligations of CKE Inc. under the Toggle Notes, nor have we pledged any of our assets or stock as collateral for the Toggle Notes. The covenants included within the indenture governing our Senior Secured Notes and our Credit Facility are not directly impacted by the obligations of CKE Inc.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

As of August 13, 2012, the principal amount of CKE Inc.’s total long-term debt on a stand-alone basis was $223,199, including the $10,508 principal amount of the Purchased Toggle Notes and the PIK Interest payments that have been added to the principal amount of the Toggle Notes. As of August 13, 2012, the carrying value of CKE Inc.’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Toggle Notes, was $220,022 which is presented net of the unamortized portion of the original issue discount of $3,177. During the twelve weeks ended August 13, 2012 and August 15, 2011, and the twenty-eight weeks ended August 13, 2012 and August 15, 2011, CKE Inc. incurred interest expense of $6,025, $5,346, $13,906, and $9,801, respectively, on a stand-alone basis. CKE Inc.’s consolidated interest expense was $23,576, $23,162, $54,886 and $52,012 during the twelve weeks ended August 13, 2012 and August 15, 2011, and the twenty-eight weeks ended August 13, 2012 and August 15, 2011, respectively. Since the Purchased Toggle Notes continue to be held by CKE Restaurants, $283 and $653 of CKE Inc.’s stand-alone interest expense, which is associated with the Purchased Toggle Notes, has been eliminated in CKE Inc.’s consolidated interest expense during the twelve and twenty-eight weeks ended August 13, 2012, respectively.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in food, packaging and supply costs; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in our strategy; risks associated with implementing our growth strategy; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including health care related costs; increased insurance and/or self-insurance costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the adverse affect of litigation in the ordinary course of business; a significant failure, interruption or security breach of our computer systems or information technology; catastrophic events including war, terrorism and other international conflicts, public health issues or natural causes; the potentially conflicting interests of our controlling stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed in "Risk Factors" included in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on April 11, 2012, and in our other filings with the SEC.

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

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of August 13, 2012, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the United States relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our international franchisees. As of August 13, 2012, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the twenty-eight weeks ended August 13, 2012, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised restaurants and other revenue would have decreased $1,031.

Commodity Price Risk

We, along with our franchisees, purchase large quantities of food, packaging and supplies. The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, dairy, cheese, produce, wheat flour and soybean oil. The cost of food commodities has increased markedly over the last two years, resulting in upward pricing pressure on many of our raw ingredients. We expect this trend to be exacerbated by the severe drought currently affecting the U.S. Midwest, which we expect, along with other factors, to impose additional inflationary pricing pressure on the cost of beef and many of our other key ingredients during fiscal 2014.

Like all restaurant companies, we are susceptible to commodity price risks as a result of factors beyond our control, such as general economic conditions, significant variations in supply and demand, seasonal fluctuations, weather conditions, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, commodity market speculation and government regulations. For example, the cost of beef, our largest commodity expenditure and the only commodity that accounts for more than twenty percent of our total food and packaging costs, has increased over the past year as a result of a reduction in U.S. cattle supply, a trend which we expect to continue for several years, and an increase in world demand. We expect the cost of beef to be further impacted by the severe drought in the U.S. Midwest. To mitigate commodity price risks, we routinely enter into purchasing contracts or pricing arrangements for certain commodities that contain commodity risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use for certain commodities set in advance the price of a given commodity for a fixed period of time, which helps to mitigate the effects of commodities price volatility. These purchasing contracts and pricing arrangements may result in unconditional purchase obligations, which are not reflected in our Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, including with respect to the increase in beef costs, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue, which could negatively impact our operating results.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 13, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 13, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Relating to our Company

Changes in interest rates, commodity prices, labor costs, energy costs and other expenses could adversely affect our operating results.

Increases in interest rates, gasoline prices, commodity costs, labor and benefits costs, legal claims, as well as inflation and the availability of management and hourly employees affect our restaurant operations and administrative expenses.

In particular, increases in interest rates may impact land and construction costs and the cost and availability of borrowed funds, and thereby adversely affect our ability and our franchisees’ ability to finance new restaurant development and improve existing restaurants. In addition, inflation can cause increased commodity and labor and benefits costs and can increase our operating expenses.

Increases in energy costs for our company-operated restaurants, principally electricity for lighting restaurants and natural gas for our broilers, could reduce our operating margins and financial results if we choose not, or are unable, to pass the increased costs to our customers. In addition, our distributors purchase gasoline needed to transport food and other supplies to us. These distributors may charge fuel surcharges if energy costs significantly increase, which could reduce our operating margins and financial results if we choose not, or are unable, to pass the increased costs to our customers.

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

The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, dairy, cheese, produce, wheat flour and soybean oil. The cost of food commodities has increased markedly over the last two years, resulting in upward pricing pressure on many of our raw ingredients, and thereby increasing our food costs. For example, the cost of beef, our largest commodity expenditure and the only commodity that accounts for more than twenty percent of our total food and packaging costs, has increased over the past year as a result of a reduction in U.S. cattle supply, a trend which we expect to continue for several years, and an increase in world demand. This trend is being exacerbated by the severe drought affecting the U.S. Midwest, which has reduced the available supply of corn, the primary feedstock for livestock. The U.S. Department of Agriculture recently estimated that, as a result of the drought, which it said is the worst drought to affect the United States since the 1950’s, the price of beef may rise as much as five percent, and retail food costs may increase between three and four percent, in 2013. For these reasons, we expect that there may be additional inflationary pricing pressure on some of our key ingredients, most notably beef, during fiscal 2014. Material increases in the prices of the ingredients most critical to our menu, particularly beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

Our business may be adversely impacted by economic conditions and the geographic concentration of our restaurants.

Our financial condition and results of operations are dependent upon consumer confidence and discretionary spending, which are influenced by general economic conditions and other factors, including the ongoing macroeconomic challenges in the U.S. and elsewhere in the world. Negative consumer sentiment in the wake of the recent economic recession has been widely reported over the past three years and, according to some economic forecasts, may continue during fiscal 2013. Our sales may decline during this period of economic uncertainty, or during future economic downturns, which can be caused by various factors such as high gasoline prices, increasing commodity prices, high unemployment rates, declining home prices or tight credit markets. Any material decline in consumer confidence or discretionary spending could cause our financial results to decline.

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

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas to have a disproportionate impact on our overall results of operations. As of August 13, 2012, we and our franchisees operated restaurants in 42 states and 26 foreign countries. By number of restaurants, our domestic operations are most concentrated in California, North Carolina and Virginia, and our international franchisees are most concentrated in Mexico, the Middle East and Central Asia. Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future. In particular, continuing high unemployment rates in California, especially among our core customer demographic of young men, has had, and may continue to have, a negative impact on our results of operations. In addition, economic, political, legal and other conditions in Mexico, the Middle East and Central Asia, where a significant number of our international franchisees are located, could have an adverse impact on the operations of such international franchisees and, accordingly, could negatively impact our ability to execute our international growth strategy.

If our franchisees do not participate in our strategy, our business would be harmed.

Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not actively participate in such implementation. The failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. It may be more difficult for us to monitor our international franchisees’ implementation of our brand strategies due to our lack of personnel in the markets served by such franchisees. One of our strategies is to increase the ratio of franchise restaurants to company-operated restaurants, which could further reduce our influence over the operations of our total restaurant base.

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

Recent public and private concerns about the health risks associated with fast food may adversely affect our financial results.

Recently, class action lawsuits have been filed, and may continue to be filed, against various QSRs alleging, among other things, that QSRs have failed to disclose the health risks associated with high-fat or high-sodium foods and have encouraged obesity. Adverse publicity about these allegations may discourage customers from buying our products, even if we are not the subject of a class action lawsuit.

Our success depends on the effectiveness of our marketing and advertising programs.

Brand marketing and advertising significantly affect our revenues. Our marketing and advertising programs may not be successful, which may prevent us from attracting new customers and retaining existing customers.
Also, because franchisees contribute to our advertising fund based on a percentage of their gross sales, our advertising budget depends on sales volumes at these franchised restaurants. If sales decline, we will have less funds available for marketing and advertising, which will harm our business.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brands and products.

The success of our business depends on the continued ability to use existing trademarks, service marks, trade secrets and other intellectual property rights in order to increase brand awareness and further develop branded products. All of the steps we have taken to protect our intellectual property may not be adequate. The loss of our intellectual property, or our inability to enforce it, may harm the value of our brands and products. Also, third parties may assert infringement claims against us, and we may be unable to successfully defend against these claims. Any litigation, regardless of whether we prevail, could result in substantial costs and a diversion of our resources, which may harm our business.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our Senior Secured Notes and Credit Facility.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Senior Secured Notes and the Credit Facility. Our high degree of leverage could have important consequences for our creditors, including:

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

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Secured Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the Senior Secured Notes and the agreements governing such other indebtedness;

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

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with any of the covenants in the indenture governing the Senior Secured Notes or the Credit Facility, we could be in default under one or both of these agreements. In the event of such a default:

•	the lenders under our Credit Facility could elect to terminate their commitments thereunder and cease making further loans to us;

•
the holders of such indebtedness could elect to declare all the indebtedness thereunder to be immediately due and payable, together with accrued and unpaid interest, which would prevent us from using our cash flows for other purposes;

•
if we are unable to pay amounts outstanding and declared immediately due and payable, the holders of such indebtedness could proceed against the collateral granted to them to secure the indebtedness; and

•	we could ultimately be forced into bankruptcy or liquidation.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facility and the indenture governing the Senior Secured Notes contain various covenants that limit our ability to engage in specified types of transactions. For example, the indenture contains covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to:

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

    The terms of the Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a minimum interest coverage ratio. A breach of these or other covenants could allow the lenders to accelerate all amounts due under the Credit Agreement.

Substantially all our material assets and our common stock are subject to liens to secure obligations under the Credit Facility and the Senior Secured Notes.

Obligations under our Credit Facility and the Senior Secured Notes are secured by substantially all our material owned assets and by our common stock. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, the lenders or the noteholders, as the case may be, would have the right to proceed against the assets securing the indebtedness and may sell these assets in order to repay those borrowings, which could materially harm our business, financial condition and results of operations. If the lenders proceed against our common stock, then the change in the ownership interests in CKE Restaurants may significantly harm our business, financial condition and results of operations.

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

CKE RESTAURANTS, INC.

Date:	September 19, 2012	/s/ Reese Stewart
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