Form 10-Q
period 2012-11-05
CKE RESTAURANTS INC
filed 2012-12-12
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 5, 2012
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

The number of outstanding shares of the registrant’s common stock was 100 shares as of December 7, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par values)
(Unaudited)

	November 5, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$139,723	$64,555
Accounts receivable, net of allowance for doubtful accounts of $62 as of November 5, 2012 and $38 as of January 31, 2012	21,836	24,099
Related party trade receivables	389	252
Inventories	14,217	16,144
Prepaid expenses	14,922	15,897
Advertising fund assets, restricted	23,214	18,407
Deferred income tax assets, net	24,023	25,140
Other current assets	3,922	3,695
Total current assets	242,246	168,189
Property and equipment, net of accumulated depreciation and amortization of $173,459 as of November 5, 2012 and $117,010 as of January 31, 2012	623,962	645,552
Goodwill	208,923	208,885
Intangible assets, net of accumulated amortization of $30,327 as of November 5, 2012 and $21,245 as of January 31, 2012	421,684	433,139
Other assets, net	26,487	24,373
Total assets	$1,523,302	$1,480,138

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4	$3
Current portion of capital lease obligations	8,034	7,988
Accounts payable	33,040	40,790
Advertising fund liabilities	23,214	18,407
Other current liabilities	122,043	85,169
Total current liabilities	186,335	152,357
Long-term debt, less current portion	465,297	523,638
Capital lease obligations, less current portion	30,535	34,981
Deferred income tax liabilities, net	138,360	156,656
Other long-term liabilities	282,798	197,767
Total liabilities	1,103,325	1,065,399

Commitments and contingencies (Notes 4, 5, 7 and 13)

Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of November 5, 2012 and January 31, 2012	—	—
Additional paid-in capital	460,797	457,252
Investment in CKE Inc. Toggle Notes	(8,362)	(8,362)
Accumulated deficit	(32,458)	(34,151)
Total stockholder’s equity	419,977	414,739
Total liabilities and stockholder’s equity	$1,523,302	$1,480,138

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Revenue:
Company-operated restaurants	$268,588	$256,976	$900,788	$871,571
Franchised restaurants and other	42,211	35,643	130,969	121,360
Total revenue	310,799	292,619	1,031,757	992,931
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	80,310	78,763	268,925	267,896
Payroll and other employee benefits	75,659	72,485	254,657	249,458
Occupancy and other	61,324	62,926	204,801	209,002
Total restaurant operating costs	217,293	214,174	728,383	726,356
Franchised restaurants and other	21,564	17,907	66,047	62,225
Advertising	15,582	15,698	52,450	51,158
General and administrative	30,800	30,570	102,288	100,876
Facility action charges, net	102	262	2,532	703
Other operating expenses	—	—	—	545
Total operating costs and expenses	285,341	278,611	951,700	941,863
Operating income	25,458	14,008	80,057	51,068
Interest expense	(17,381)	(17,415)	(59,014)	(59,626)
Other income (expense), net	430	(252)	(1,600)	(1,668)
Income (loss) before income taxes	8,507	(3,659)	19,443	(10,226)
Income tax expense (benefit)	3,691	(2,142)	3,350	(3,877)
Net income (loss)	$4,816	$(1,517)	$16,093	$(6,349)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 5, 2012	November 7, 2011
Cash flows from operating activities:
Net income (loss)	$16,093	$(6,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,954	62,873
Amortization of deferred financing costs and discount on notes	3,215	3,065
Loss on early extinguishment of senior secured second lien notes	3,695	2,927
Share-based compensation expense	3,545	3,531
Provision for losses on accounts and notes receivable	29	114
Loss on disposal of property and equipment	713	863
Deferred income taxes	(17,179)	(151)
Other non-cash charges	2,122	729
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	3,882	(3,739)
Estimated liability for closed restaurants and estimated liability for self-insurance	396	(909)
Accounts payable and other current and long-term liabilities	36,676	28,043
Net cash provided by operating activities	114,141	90,997
Cash flows from investing activities:
Purchases of property and equipment	(39,357)	(44,440)
Proceeds from sale of property and equipment	1,925	1,749
Collections of non-trade notes receivable	841	703
Acquisition of restaurants, net of cash received	(75)	—
Other investing activities	177	146
Net cash used in investing activities	(36,489)	(41,842)
Cash flows from financing activities:
Net change in bank overdraft	(5,802)	(6,767)
Proceeds from financing method sale-leaseback transactions	91,063	43,159
Payment of deferred financing costs	(5,219)	(2,506)
Payment for early extinguishment of senior secured second lien notes	(61,811)	(49,370)
Repayments of other long-term debt	(3)	(614)
Repayments of capital lease obligations	(6,312)	(6,206)
Purchase of Toggle Notes	—	(8,362)
Dividends paid on common stock	(14,400)	—
Net cash used in financing activities	(2,484)	(30,666)
Net increase in cash and cash equivalents	75,168	18,489
Cash and cash equivalents at beginning of period	64,555	42,586
Cash and cash equivalents at end of period	$139,723	$61,075

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

Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in the rest of Latin America, Russia and Asia. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East and Central Asia. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of November 5, 2012, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	470	—	893
Domestic franchised	700	1,230	7	1,937
International franchised	226	236	—	462
Total	1,349	1,936	7	3,292

As of November 5, 2012, 264 of our 423 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 265 of our 470 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (the “Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $23,214 and $18,407 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of November 5, 2012 and January 31, 2012, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

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

NOTE 3 — PURCHASE OF ASSETS

During the forty weeks ended November 5, 2012, we purchased one Hardee’s restaurant from a franchisee for aggregate purchase price consideration of $75, and recorded property and equipment (including capital lease assets) of $54 and capital lease obligations of $17, resulting in $38 of additional goodwill in our Hardee's operating segment.

During the forty weeks ended November 7, 2011, we purchased three Hardee’s restaurants from a franchisee for aggregate purchase price consideration of $1,500, which was reduced by the settlement of certain pre-existing liabilities, resulting in net purchase price consideration of $1,207. As a result of this transaction, we recorded property and equipment (including capital lease assets) of $109, identifiable intangible assets of $85 and capital lease obligations of $55, resulting in $1,068 of additional goodwill in our Hardee’s operating segment.

NOTE 4 — INDEBTEDNESS AND INTEREST EXPENSE

Our senior secured revolving credit facility (the “Credit Facility”) provides for senior secured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $100,000. As of November 5, 2012, we had no outstanding loan borrowings, $30,603 of outstanding letters of credit and remaining availability of $69,397 on our Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%.

The terms of our Credit Facility include financial performance covenants, which include a maximum secured leverage ratio and a minimum interest coverage ratio. As of November 5, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,397 under our Credit Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

On July 16, 2012, we redeemed $60,000 of the principal amount of our senior secured second lien notes (the "Senior Secured Notes") at a redemption price of 103% of the principal amount of the Senior Secured Notes pursuant to the terms of the indenture governing the Senior Secured Notes. During the forty weeks ended November 5, 2012, we recognized a loss of $3,695 on the early extinguishment of the Senior Secured Notes. Subsequent to the redemption, and as of November 5, 2012, the remaining aggregate principal amount of the Senior Secured Notes was $472,122. As of November 5, 2012, the carrying value of the Senior Secured Notes was $464,914, which is presented net of the remaining unamortized portion of the original issue discount of $7,208 in our accompanying unaudited Condensed Consolidated Balance Sheet. The Senior Secured Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15.

On July 15, 2011, we redeemed $40,000 of the principal amount of our Senior Secured Notes at a price equal to 103% of the principal amount of the Senior Secured Notes. Additionally, on October 4, 2011, we purchased $8,170 of the principal amount of our Senior Secured Notes at a price equal to 100% of the principal amount of the Senior Secured Notes in an open market transaction. As a result of these transactions, during the twelve and forty weeks ended November 7, 2011, we recognized losses of $286 and $2,927, respectively, on the early extinguishment of our Senior Secured Notes.

In accordance with the indenture governing the Senior Secured Notes, we may be required to make offers to repurchase our Senior Secured Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on July 18, 2012, we commenced a tender offer to purchase up to $29,875 of the principal amount of our Senior Secured Notes (the “Tender Offer”) at a redemption price of 103%. The Tender Offer expired on August 16, 2012 with no Senior Secured Notes tendered.

Each of our wholly-owned domestic subsidiaries that guarantees indebtedness under the Credit Facility also guarantees the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Senior Secured Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because: (i) CKE Restaurants, Inc. is a holding company with no material independent assets or operations; (ii) the guarantor subsidiaries are, directly or indirectly, wholly-owned subsidiaries of CKE Restaurants, Inc.; (iii) such guarantees are full, unconditional and joint and several; (iv) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of CKE Restaurants, Inc. on a consolidated basis; (v) our non-guarantor subsidiaries are minor; and (vi) there are no significant restrictions on the ability of CKE Restaurants, Inc. or any of the guarantors to obtain funds from its respective subsidiaries by dividend or loan.

Interest Expense

Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Senior secured revolving credit facility	$—	$—	$—	$—
Senior secured second lien notes	12,259	14,462	44,280	50,936
Amortization of deferred financing costs and discount on notes	937	896	3,215	3,065
Capital lease obligations	956	1,084	3,179	3,663
Financing method sale-leaseback transactions(1)	2,899	642	7,230	743
Letter of credit fees and other	330	331	1,110	1,219
	$17,381	$17,415	$59,014	$59,626
___________

(1)	See Note 5.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

As of November 5, 2012 and January 31, 2012, accrued interest was $16,669 and $2,650, respectively, which is included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets.

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

The interest on the Toggle Notes, which is payable semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. CKE Inc. paid the March 15, 2012 and September 15, 2012 interest payments entirely in PIK Interest and has elected to pay the March 15, 2013 interest payment entirely in Cash Interest. A portion of the cash dividend paid by CKE Restaurants, Inc. to CKE Inc. during the forty weeks ended November 5, 2012 is expected to be used by CKE Inc. to make the Cash Interest payment on the Toggle Notes when due on March 15, 2013 (see Note 8).

As of November 5, 2012, the principal amount of CKE Inc.’s total long-term debt on a stand-alone basis was $235,754, which includes PIK Interest payments that have been added to the principal amount of the Toggle Notes. The principal amount of CKE Inc.’s long-term debt on a stand-alone basis has not been reduced by the $11,099 principal amount of Toggle Notes held by CKE Restaurants as of November 5, 2012 (the “Purchased Toggle Notes”) since the Purchased Toggle Notes remain outstanding. As of November 5, 2012, the carrying value of CKE Inc.’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Toggle Notes, was $232,791, which is presented net of the unamortized portion of the original issue discount of $2,963.

NOTE 5 — SALE-LEASEBACK TRANSACTIONS

During the forty weeks ended November 5, 2012, we entered into agreements with independent third parties under which we sold and leased back 2 Carl’s Jr. and 60 Hardee’s restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs.

During the forty weeks ended November 5, 2012, we received proceeds of $91,063 and capitalized deferred financing costs of $5,210 in connection with 62 financing method sale-leaseback transactions. During the forty weeks ended November 7, 2011, we received proceeds of $43,159 and capitalized deferred financing costs of $2,457 in connection with 29 financing method sale-leaseback transactions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

The cumulative proceeds received in connection with financing method sale-leaseback transactions of $158,517 and $67,454 are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of November 5, 2012 and January 31, 2012, respectively. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our accompanying unaudited Condensed Consolidated Balance Sheets, was $112,714 and $48,722 as of November 5, 2012 and January 31, 2012, respectively. With respect to the financing method sale-leaseback transactions, our future minimum cash obligations as of November 5, 2012 are $2,893, $11,571, $11,571, $11,571, $11,744, $12,469 and $198,865 for the period from November 6, 2012 through January 31, 2013, for fiscal 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on our financial instruments as of:

	November 5, 2012		January 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$139,723	$139,723	$64,555	$64,555
Notes receivable	—	118	1,696	2,050
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	465,301	548,049	523,641	599,027

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

During the forty weeks ended November 5, 2012, we determined that the assets at two underperforming company-operated Carl's Jr. restaurants were impaired. As a result, property and equipment with a carrying value of $1,265 was written down to fair value, resulting in impairment charges of $1,195. Additionally, during the forty weeks ended November 5, 2012, we determined that a property leased to a Hardee's franchisee was impaired due to a highway project that will eliminate direct access to the property, rendering it unfit for retail purposes. As a result, property and equipment with a carrying value of $1,250 was written down to fair value, resulting in an impairment charge of $1,204. We impaired each of the assets down to their respective fair values using measurements with significant unobservable inputs (Level 3). These fair value estimates are based on the assumption of the highest and best use of the asset group, or individual asset, and generally include estimates of future cash flows, assumptions of future same-store sales, projected operating expenses, and/or broker estimates of value, when readily available or determinable. These impairment charges were recorded to facility action charges, net in our accompanying unaudited Condensed Consolidated Statements of Operations (see Note 10).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised restaurants and other revenue, and the payments on the leases as rental expense in franchised restaurants and other expense, in our accompanying unaudited Condensed Consolidated Statements of Operations. As of November 5, 2012, the present value of the lease obligations under the remaining master leases’ primary terms is $121,810. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,370.

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 4). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 5, 2012, we had outstanding letters of credit of $30,603, expiring at various dates through August 2013.

Unconditional Purchase Obligations

As of November 5, 2012, we had unconditional purchase obligations in the amount of $77,177, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

Employment Agreements

We have entered into employment agreements with certain key executives (the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention bonus payments that will be paid out in October 2013, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, our Chief Executive Officer shall be entitled to receive an amount equal to his minimum base salary multiplied by six and our President and Chief Legal Officer and our Chief Financial Officer shall each be entitled to receive an amount equal to his respective minimum base salary multiplied by three plus a pro-rata portion of his then-current year bonus. The affected executive may also be entitled to receive his unpaid retention bonus. If all payment provisions of the Employment Agreements had been triggered as of November 5, 2012, we would have been required to make cash payments of approximately $13,378.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

As of November 5, 2012, our accrued liability for litigation contingencies with a probable likelihood of loss was $2,514, with an expected range of losses from $2,514 to $5,564. As of November 5, 2012, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,085 to $10,860. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated based on current facts and circumstances.

NOTE 8 — STOCKHOLDER'S EQUITY

During the forty weeks ended November 5, 2012, we declared and paid a cash dividend of $14,400 to CKE Inc. No dividends were declared or paid during the forty weeks ended November 7, 2011.

NOTE 9 — SHARE-BASED COMPENSATION

Total share-based compensation expense was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Share-based compensation expense related to Units that contain performance conditions	$—	$555	$1,295	$1,802
Share-based compensation expense related to all other Units	1,064	508	2,250	1,729
Total share-based compensation expense	$1,064	$1,063	$3,545	$3,531

Funds managed by Apollo Management VII, L.P., certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership granted profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. There are no income tax benefits associated with the Units. On August 13, 2012, the financial targets for the performance vesting Units were met causing all performance vesting Units to be converted into time vesting Units that will vest in two equal installments on August 13, 2013 and August 13, 2014. The maximum unrecognized compensation cost for unvested Units was $6,619 as of November 5, 2012.

NOTE 10 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Estimated liability for new restaurant closures	$—	$—	$—	$133
Adjustments to estimated liability for closed restaurants	20	(103)	(237)	420
Impairment of assets to be held and used	—	342	2,525	592
Loss (gain) on disposal of property and equipment	45	(9)	88	(476)
Other gains	(33)	(87)	(124)	(337)
Amortization of discount related to estimated liability for closed restaurants	70	119	280	371
	$102	$262	$2,532	$703

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

Impairment charges recognized in facility action charges, net were recorded against the following asset category:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Property and equipment:
Carl’s Jr.	$—	$—	$1,195	$—
Hardee’s	—	342	1,330	592
	$—	$342	$2,525	$592

NOTE 11 — INCOME TAXES

Income tax expense (benefit) consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Federal and state income taxes	$3,259	$(2,483)	$1,781	$(5,155)
Foreign income taxes	432	341	1,569	1,278
Income tax expense (benefit)	$3,691	$(2,142)	$3,350	$(3,877)

Our effective income tax rate for the twelve and forty weeks ended November 5, 2012 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective tax rate for the forty weeks ended November 5, 2012 also differs from the federal statutory rate as a result of the release of $6,370 of valuation allowance on state income tax credit and net operating loss (“NOL”) carryforwards. After considering all available evidence, both positive and negative, including future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards, we concluded that we will more likely than not realize future tax benefits related to certain of our state income tax credit and NOL carryforwards, for which an income tax benefit has not previously been recognized. As of November 5, 2012, we maintained a valuation allowance of $2,935 for a portion of our state NOL and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or in certain jurisdictions.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

We had $2,977 of unrecognized tax benefits as of January 31, 2012 that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits during the forty weeks ended November 5, 2012. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,642 may be necessary within twelve months as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during the next twelve months.

We are included in the consolidated federal income tax returns and combined state income tax returns of CKE Inc. For the purpose of determining the income taxes attributed to CKE Restaurants, Inc. and its subsidiaries, we prepare our income tax provision as if we were a separate taxpayer. As a result of this treatment, we make income tax payments to CKE Inc. based upon our separate return taxable income.

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

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Revenue:
Carl’s Jr.	$158,042	$149,966	$527,875	$508,414
Hardee’s	152,644	142,529	503,515	483,979
Other	113	124	367	538
Total	$310,799	$292,619	$1,031,757	$992,931

Segment income:
Carl’s Jr.	$24,712	$18,707	$82,992	$66,810
Hardee’s	31,535	26,016	101,524	86,023
Other	113	117	361	359
Total	56,360	44,840	184,877	153,192
Less: General and administrative expense	(30,800)	(30,570)	(102,288)	(100,876)
Less: Facility action charges, net	(102)	(262)	(2,532)	(703)
Less: Other operating expenses	—	—	—	(545)
Operating income	25,458	14,008	80,057	51,068
Interest expense	(17,381)	(17,415)	(59,014)	(59,626)
Other income (expense), net	430	(252)	(1,600)	(1,668)
Income (loss) before income taxes	$8,507	$(3,659)	$19,443	$(10,226)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Capital expenditures:
Carl’s Jr.	$9,813	$8,642	$22,648	$18,608
Hardee’s	3,545	7,275	15,575	25,034
Other	523	410	1,171	798
Total	$13,881	$16,327	$39,394	$44,440

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$7,837	$8,548	$27,767	$29,127
Hardee’s	8,550	9,712	30,694	31,178
Other	—	—	—	—
Other depreciation and amortization(1)	655	770	2,493	2,568
Total depreciation and amortization	$17,042	$19,030	$60,954	$62,873
___________

(1)	Represents depreciation and amortization excluded from the computation of segment income.

	November 5, 2012	January 31, 2012
Total assets:
Carl’s Jr.	$832,124	$779,970
Hardee’s	614,577	633,127
Other	76,601	67,041
Total	$1,523,302	$1,480,138

NOTE 13 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management VII, L.P.

Pursuant to our management services agreement with Apollo Management VII, L.P. and in exchange for on-going investment banking, management, consulting and financial planning services, we are obligated to pay Apollo Management VII, L.P. an aggregate annual management fee of $2,500, which may be increased at Apollo Management VII, L.P.’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. We recorded $575, $574, $1,914 and $1,916 in management fees, which are included in general and administrative expense in our accompanying unaudited Condensed Consolidated Statements of Operations for the twelve weeks ended November 5, 2012 and November 7, 2011, and forty weeks ended November 5, 2012 and November 7, 2011, respectively.

Transactions with Board of Directors

Certain members of our Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the forty weeks ended November 5, 2012 and November 7, 2011, total revenue generated from related party franchisees was $5,255 and $5,268, respectively, which is included in franchised restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statements of Operations. As of November 5, 2012 and January 31, 2012, our related party trade receivables from franchisees were $389 and $252, respectively.

NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION

	Forty Weeks Ended
	November 5, 2012	November 7, 2011
Cash paid for:
Interest, net of amounts capitalized	$40,584	$39,467
Income taxes paid (received), net	6,898	(64)
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	2,482	2,976
Accrued property and equipment purchases	2,197	3,044

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

Overview

CKE Restaurants, Inc. (“CKE Restaurants”) and its subsidiaries (collectively referred to herein as the "Company", "we", "us" or "our"), is an owner, operator and franchisor of quick-service restaurants (“QSR”) in the United States and 27 other countries, operating principally under the Carl’s Jr.® and Hardee’s® brand names. As of November 5, 2012, we operated 893 domestic restaurants and our franchisees operated 1,937 domestic and 462 international restaurants, primarily under the Carl’s Jr. and Hardee’s brands. Domestic Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a growing presence in Texas. International Carl’s Jr. restaurants are located primarily in Mexico, with a growing presence in the rest of Latin America, Russia and Asia. Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East and Central Asia. Our Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants and our Red Burrito restaurants are exclusively located in dual-branded Hardee’s restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for the trailing-13 periods ended November 5, 2012:

	Company-operated	Domestic Franchised	International Franchised	Total
Consolidated:
Open at November 7, 2011	894	1,927	398	3,219
New	4	45	78	127
Closed	(6)	(34)	(14)	(54)
Acquired	1	—	—	1
Divested	—	(1)	—	(1)
Open at November 5, 2012	893	1,937	462	3,292

Carl’s Jr.:
Open at November 7, 2011	425	692	175	1,292
New	3	27	54	84
Closed	(5)	(19)	(3)	(27)
Open at November 5, 2012	423	700	226	1,349

Hardee’s:
Open at November 7, 2011	469	1,225	223	1,917
New	1	18	24	43
Closed	(1)	(12)	(11)	(24)
Acquired	1	—	—	1
Divested	—	(1)	—	(1)
Open at November 5, 2012	470	1,230	236	1,936

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Consolidated

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Revenue:
Company-operated restaurants	$268,588	$256,976	$900,788	$871,571
Franchised restaurants and other	42,211	35,643	130,969	121,360
Total revenue	310,799	292,619	1,031,757	992,931
Operating costs and expenses:
Restaurant operating costs	217,293	214,174	728,383	726,356
Franchised restaurants and other	21,564	17,907	66,047	62,225
Advertising	15,582	15,698	52,450	51,158
General and administrative	30,800	30,570	102,288	100,876
Facility action charges, net	102	262	2,532	703
Other operating expenses	—	—	—	545
Total operating costs and expenses	285,341	278,611	951,700	941,863
Operating income	25,458	14,008	80,057	51,068
Interest expense	(17,381)	(17,415)	(59,014)	(59,626)
Other income (expense), net	430	(252)	(1,600)	(1,668)
Income (loss) before income taxes	8,507	(3,659)	19,443	(10,226)
Income tax expense (benefit)	3,691	(2,142)	3,350	(3,877)
Net income (loss)	$4,816	$(1,517)	$16,093	$(6,349)

Company-operated average unit volume (trailing-52 weeks)	$1,291	$1,246
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,106	1,063
Company-operated same-store sales increase	4.6%	1.9%	3.3%	3.4%
Domestic franchise-operated same-store sales increase (decrease)	4.5%	(0.1)%	3.4%	1.9%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$268,588	$256,976	$900,788	$871,571
Less: restaurant operating costs	(217,293)	(214,174)	(728,383)	(726,356)
Add: depreciation and amortization expense	14,787	16,376	52,886	54,363
Less: advertising expense	(15,582)	(15,698)	(52,450)	(51,158)
Company-operated restaurant-level adjusted EBITDA	$50,500	$43,480	$172,841	$148,420
Company-operated restaurant-level adjusted EBITDA margin	18.8%	16.9%	19.2%	17.0%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$42,211	$35,643	$130,969	$121,360
Less: franchised restaurants and other expense	(21,564)	(17,907)	(66,047)	(62,225)
Add: depreciation and amortization expense	1,600	1,884	5,575	5,942
Franchise restaurant adjusted EBITDA	$22,247	$19,620	$70,497	$65,077
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Carl’s Jr.

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Company-operated restaurants revenue	$142,947	$136,111	$479,866	$462,769
Franchised restaurants and other revenue	15,095	13,855	48,009	45,645
Total revenue	158,042	149,966	527,875	508,414
Restaurant operating costs:
Food and packaging	42,278	40,929	141,897	139,869
Payroll and other employee benefits	40,331	38,102	135,448	130,820
Occupancy and other	34,246	35,594	113,286	117,291
Total restaurant operating costs	116,855	114,625	390,631	387,980
Franchised restaurants and other expense	7,753	7,842	25,368	25,335
Advertising expense	8,722	8,792	28,884	28,289
General and administrative expense	14,289	14,447	48,325	48,055
Facility action charges, net	80	(63)	1,002	127
Operating income	$10,343	$4,323	$33,665	$18,628

Company-operated average unit volume (trailing-52 weeks)	$1,457	$1,405
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,118	1,094
Company-operated same-store sales increase	5.5%	2.0%	3.9%	2.0%
Domestic franchise-operated same-store sales increase (decrease)	5.1%	(2.5)%	1.8%	(0.8)%
Company-operated same-store transaction increase (decrease)	4.3%	(0.5)%	3.5%	(0.2)%
Company-operated average check (actual $)	$7.00	$6.90	$7.03	$6.98
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.6%	30.1%	29.6%	30.2%
Payroll and other employee benefits	28.2%	28.0%	28.2%	28.3%
Occupancy and other	24.0%	26.2%	23.6%	25.3%
Total restaurant operating costs	81.7%	84.2%	81.4%	83.8%
Advertising expense as a percentage of company-operated restaurants revenue	6.1%	6.5%	6.0%	6.1%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$142,947	$136,111	$479,866	$462,769
Less: restaurant operating costs	(116,855)	(114,625)	(390,631)	(387,980)
Add: depreciation and amortization expense	7,053	7,760	25,140	26,487
Less: advertising expense	(8,722)	(8,792)	(28,884)	(28,289)
Company-operated restaurant-level adjusted EBITDA	$24,423	$20,454	$85,491	$72,987
Company-operated restaurant-level adjusted EBITDA margin	17.1%	15.0%	17.8%	15.8%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$15,095	$13,855	$48,009	$45,645
Less: franchised restaurants and other expense	(7,753)	(7,842)	(25,368)	(25,335)
Add: depreciation and amortization expense	784	788	2,627	2,640
Franchise restaurant adjusted EBITDA	$8,126	$6,801	$25,268	$22,950
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Hardee’s

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Company-operated restaurants revenue	$125,641	$120,865	$420,922	$408,690
Franchised restaurants and other revenue	27,003	21,664	82,593	75,289
Total revenue	152,644	142,529	503,515	483,979
Restaurant operating costs:
Food and packaging	38,032	37,835	127,028	127,980
Payroll and other employee benefits	35,328	34,381	119,209	118,563
Occupancy and other	27,078	27,326	91,515	91,654
Total restaurant operating costs	100,438	99,542	337,752	338,197
Franchised restaurants and other expense	13,811	10,065	40,673	36,890
Advertising expense	6,860	6,906	23,566	22,869
General and administrative expense	16,511	16,124	53,963	52,823
Facility action charges, net	22	326	1,530	573
Operating income	$15,002	$9,566	$46,031	$32,627

Company-operated average unit volume (trailing-52 weeks)	$1,142	$1,102
Domestic franchise-operated average unit volume (trailing-52 weeks)	1,099	1,045
Company-operated same-store sales increase	3.6%	1.8%	2.6%	5.0%
Domestic franchise-operated same-store sales increase	4.2%	1.3%	4.2%	3.4%
Company-operated same-store transaction (decrease) increase	(0.7)%	(1.5)%	(1.8)%	0.5%
Company-operated average check (actual $)	$5.53	$5.30	$5.58	$5.34
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.3%	31.3%	30.2%	31.3%
Payroll and other employee benefits	28.1%	28.4%	28.3%	29.0%
Occupancy and other	21.6%	22.6%	21.7%	22.4%
Total restaurant operating costs	79.9%	82.4%	80.2%	82.8%
Advertising expense as a percentage of company-operated restaurants revenue	5.5%	5.7%	5.6%	5.6%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$125,641	$120,865	$420,922	$408,690
Less: restaurant operating costs	(100,438)	(99,542)	(337,752)	(338,197)
Add: depreciation and amortization expense	7,734	8,616	27,746	27,876
Less: advertising expense	(6,860)	(6,906)	(23,566)	(22,869)
Company-operated restaurant-level adjusted EBITDA	$26,077	$23,033	$87,350	$75,500
Company-operated restaurant-level adjusted EBITDA margin	20.8%	19.1%	20.8%	18.5%

Franchise restaurant adjusted EBITDA(1):
Franchised restaurants and other revenue	$27,003	$21,664	$82,593	$75,289
Less: franchised restaurants and other expense	(13,811)	(10,065)	(40,673)	(36,890)
Add: depreciation and amortization expense	816	1,096	2,948	3,302
Franchise restaurant adjusted EBITDA	$14,008	$12,695	$44,868	$41,701
__________________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Consolidated

Total Revenue

Total revenue increased $18,180, or 6.2%, to $310,799 during the twelve weeks ended November 5, 2012, as compared to the prior year period, due to the increase in company-operated restaurants revenue of $11,612 and the increase in franchised restaurants and other revenue of $6,568. Company-operated same-store sales increased 4.6%, and domestic franchise-operated same-store sales increased 4.5%.

Total revenue increased $38,826, or 3.9%, to $1,031,757 during the forty weeks ended November 5, 2012, as compared to the prior year period, due to the increase in company-operated restaurants revenue of $29,217 and the increase in franchised restaurants and other revenue of $9,609. Company-operated same-store sales increased 3.3%, and domestic franchise-operated same-store sales increased 3.4%.

Restaurant Operating Costs

Restaurant operating costs increased $3,119, or 1.5%, to $217,293 during the twelve weeks ended November 5, 2012, as compared to the prior year period. Restaurant operating costs as a percentage of company-operated restaurants revenue were 80.9% for the twelve weeks ended November 5, 2012, as compared to 83.3% for the twelve weeks ended November 7, 2011. This decrease in restaurant operating costs as a percentage of company-operated restaurants revenue was in part due to the increase in company-operated same-store sales, which was driven, in part, by menu price increases taken over the past year. Occupancy and other expense as a percentage of company-operated restaurants revenue decreased 170 basis points compared to the prior year period, primarily as a result of sales leverage and lower repairs and maintenance expense and utilities expense. Food and packaging costs as a percentage of company-operated restaurants revenue decreased 70 basis points from the prior year period, primarily as a result of higher restaurant pricing and changes in product mix. While commodity costs for beef products were essentially flat when compared to the prior year period, commodity costs for flour, chicken and potato products increased and commodity costs for pork, cheese and dairy products products decreased. Payroll and other employee benefits as a percentage of company-operated restaurants revenue were comparable to the prior year period.

Restaurant operating costs increased $2,027, or 0.3%, to $728,383 during the forty weeks ended November 5, 2012, as compared to the prior year period. Restaurant operating costs as a percentage of company-operated restaurants revenue were 80.9% for the forty weeks ended November 5, 2012, as compared to 83.3% for the forty weeks ended November 7, 2011. This decrease in restaurant operating costs as a percentage of company-operated restaurants revenue was in part due to the increase in company-operated same-store sales, which was driven, in part, by menu price increases taken over the past year. Occupancy and other expense as a percentage of company-operated restaurants revenue decreased 120 basis points compared to the prior year period, primarily as a result of sales leverage and lower repairs and maintenance expense and utilities expense. Food and packaging costs as a percentage of company-operated restaurants revenue decreased 90 basis points from the prior year period, primarily as a result of higher restaurant pricing and changes in product mix. Commodity costs for potato, chicken and beef products increased, while commodity costs for pork, cheese and produce products decreased. Payroll and other employee benefits as a percentage of company-operated restaurants revenue decreased 30 basis points from the prior year period.

Franchised Restaurants and Other Expense

During the twelve weeks ended November 5, 2012, franchised restaurants and other expense increased $3,657, or 20.4%, to $21,564, from the comparable prior year period, mainly due to an increase in equipment distribution center costs of $4,058 resulting from higher equipment sales to franchisees. During the forty weeks ended November 5, 2012, franchised restaurants and other expense increased $3,822, or 6.1%, to $66,047 from the comparable prior year period, mainly due to an increase in equipment distribution center costs of $4,341 resulting from higher equipment sales to franchisees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Advertising Expense

Advertising expense decreased $116, or 0.7%, to $15,582 during the twelve weeks ended November 5, 2012, as compared to the prior year period. Advertising expense as a percentage of company-operated restaurants revenue was 5.8% during the twelve weeks ended November 5, 2012 and 6.1% during the twelve weeks ended November 7, 2011.

Advertising expense increased $1,292, or 2.5%, to $52,450 during the forty weeks ended November 5, 2012, as compared to the prior year period. Advertising expense as a percentage of company-operated restaurants revenue was 5.8% during the forty weeks ended November 5, 2012 and 5.9% during the forty weeks ended November 7, 2011.

General and Administrative Expense

During the twelve weeks ended November 5, 2012 general and administrative expense of $30,800 was comparable to the prior year period.

General and administrative expense increased $1,412, or 1.4%, to $102,288 during the forty weeks ended November 5, 2012 from the prior year period. This increase was mainly due to an increase of $1,903 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria, partially offset by reduced legal expenditures.

Facility Action Charges, Net

During the twelve weeks ended November 5, 2012, net facility action charges were $102, which primarily resulted from the amortization of discount related to the estimated liability for closed restaurants.

During the forty weeks ended November 5, 2012, net facility action charges were $2,532, which primarily resulted from asset impairment charges of $2,525. These asset impairment charges primarily consisted of $1,195 of impairment charges recorded for two underperforming company-operated Carl's Jr. restaurants and a $1,204 impairment charge recorded for a property leased to a franchisee that became impaired due to a highway project that will eliminate direct access to the property, rendering it unfit for retail purposes.

See Note 10 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of facility action charges, net.

Interest Expense

During the twelve weeks ended November 5, 2012, interest expense decreased $34, or 0.2%, to $17,381, as compared to the prior year period. This decrease was primarily caused by a reduction of interest expense on our senior secured second lien notes (the "Senior Secured Notes") of $2,203 due to the early redemption of our Senior Secured Notes and a reduction of interest expense on our capital lease obligations of $128, which were largely offset by an increase in interest expense from our financing method sale-leaseback transactions of $2,257.

During the forty weeks ended November 5, 2012, interest expense decreased $612, or 1.0%, to $59,014, as compared to the prior year period. This decrease was primarily caused by a reduction of interest expense on our Senior Secured Notes of $6,656 due to the early redemption of our Senior Secured Notes and a reduction of interest expense on our capital lease obligations of $484, which were largely offset by an increase in interest expense from our financing method sale-leaseback transactions of $6,487.

See Note 4 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of interest expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Income Tax Benefit

Our effective income tax rate for the twelve and forty weeks ended November 5, 2012 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective tax rate for the forty weeks ended November 5, 2012 also differs from the federal statutory rate as a result of the release of $6,370 of valuation allowance on state income tax credit and net operating loss (“NOL”) carryforwards. Our effective income tax rate for the twelve and forty weeks ended November 7, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes, federal income tax credits and the release of $237 of unrecognized tax benefits due to statute closures.

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $6,836, or 5.0%, to $142,947 during the twelve weeks ended November 5, 2012, as compared to the twelve weeks ended November 7, 2011. This increase was primarily due to the 5.5% increase in company-operated same-store sales for the quarter. Both menu price increases and same-store transaction increases contributed to the same-store sales increase.

Revenue from company-operated Carl’s Jr. restaurants increased $17,097, or 3.7%, to $479,866 during the forty weeks ended November 5, 2012, as compared to the forty weeks ended November 7, 2011. This increase was primarily due to the 3.9% increase in company-operated same-store sales from the comparable prior year period. Both menu price increases and same-store transaction increases contributed to the same-store sales increase.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Forty Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 7, 2011	15.0%	15.8%
Decrease in food and packaging costs	0.5	0.7
Payroll and other employee benefits:
Increase in workers’ compensation expense	(0.7)	(0.4)
Decrease in labor costs, excluding workers’ compensation	0.5	0.4
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.4	0.4
Decrease in repairs and maintenance expense	0.3	0.5
Decrease in rent expense	0.3	0.2
Decrease in biscuit roll-out costs	0.3	0.1
Other, net	0.1	—
Decrease in advertising expense	0.4	0.1
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 5, 2012	17.1%	17.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2012, as compared to the prior year periods, mainly due to the impact of menu price increases taken over the past year and changes in product mix. During the twelve weeks ended November 5, 2012, commodity costs for potato, chicken and flour products increased and commodity costs for cheese, dairy and pork products decreased. During the forty weeks ended November 5, 2012, commodity costs for potato, chicken and beef products increased, while commodity costs for produce, cheese and pork products decreased from the comparable prior year period.

Payroll and Other Employee Benefits

Workers' compensation expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, as compared to the prior year period, due primarily to unfavorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period and favorable claims reserve adjustments in the comparable prior year period. During the forty weeks ended November 5, 2012, workers' compensation expense increased as a percentage of company-operated restaurants revenue, as compared to the prior year period, due primarily to the impact of unfavorable claims reserve adjustments in the current year period that did not occur to the same extent in the prior year period.

Labor costs, excluding workers' compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2012, as compared to the prior year periods, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the company-operated same-store sales increase.

Occupancy and Other Costs

Utilities expense decreased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2012, as compared to the prior year periods, mainly due to a decrease in electricity and gas rates, and sales leverage caused by the increase in company-operated same-store sales.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, as compared to the prior year period, mainly due to decreased spending on repairs of restaurant equipment and building maintenance, and sales leverage caused by the increase in company-operated same-store sales. Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the forty weeks ended November 5, 2012, as compared to the prior year periods, mainly due to decreased spending on contract services, repairs of restaurant equipment and building maintenance, and sales leverage caused by the increase in company-operated same-store sales.

Rent expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, as compared to the prior year period, mainly due to sales leverage resulting from the company-operated same-store sales increase.

Biscuit roll-out costs decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, from the comparable prior year period, due to the additional costs incurred in connection with the roll-out of Hardee's Made From Scratch breakfast biscuits at Carl's Jr. in the Los Angeles market in the prior year period, which did not recur in the current year period.

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2012, as compared to the prior year periods, due primarily to sales leverage and certain property and equipment reaching the end of its estimated useful life.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Advertising Expense

Advertising expense as a percentage of company-operated restaurants revenue decreased from 6.5% to 6.1% during the twelve weeks ended November 5, 2012, as compared to the prior year period. The decrease as a percentage of company-operated restaurants revenue was mainly due to incremental print and media spending in the prior year period to promote the roll-out of Hardee's Made From Scratch breakfast biscuits at Carl's Jr. in the Los Angeles market and incremental media spending in select markets that did not recur in the current year period.

Franchised Restaurants

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Franchised restaurants and other revenue:
Royalties	$9,076	$7,813	$29,540	$26,608
Rent and other occupancy	5,123	5,387	16,554	17,400
Franchise fees	896	655	1,915	1,637
Total franchised restaurants and other revenue	$15,095	$13,855	$48,009	$45,645
Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$3,009	$2,950	$9,380	$9,016
Rent and other occupancy	4,744	4,892	15,988	16,319
Total franchised restaurants and other expense	$7,753	$7,842	$25,368	$25,335

Franchised restaurants and other revenue increased $1,240, or 8.9%, to $15,095 during the twelve weeks ended November 5, 2012, as compared to the prior year period. Royalty revenues increased $1,263, or 16.2%, to $9,076, due primarily to the net increase of 51 international and 8 domestic franchised restaurants since the end of the third quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 5.1%.

Franchised restaurants and other revenue increased $2,364, or 5.2%, to $48,009 during the forty weeks ended November 5, 2012, as compared to the prior year period. Royalty revenues increased $2,932, or 11.0%, to $29,540, due primarily to the net increase of 51 international and 8 domestic franchised restaurants since the end of the third quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 1.8%.

During the twelve and forty weeks ended November 5, 2012, franchised restaurants and other expense was consistent with the prior year periods.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated Hardee’s restaurants increased $4,776, or 4.0%, to $125,641 during the twelve weeks ended November 5, 2012, as compared to the twelve weeks ended November 7, 2011. This increase was primarily due to the 3.6% increase in company-operated same-store sales for the quarter, which was driven mainly by menu price increases taken over the past year.

Revenue from company-operated Hardee’s restaurants increased $12,232, or 3.0%, to $420,922 during the forty weeks ended November 5, 2012, as compared to the forty weeks ended November 7, 2011. This increase was primarily due to the 2.6% increase in company-operated same-store sales from the comparable prior year period, which was driven mainly by menu price increases taken over the past year.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Forty Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 7, 2011	19.1%	18.5%
Decrease in food and packaging costs	1.0	1.1
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.2	0.6
Decrease in workers’ compensation expense	0.1	0.1
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.4	0.2
Increase in general liability insurance expense	(0.4)	(0.1)
Decrease in repairs and maintenance expense	0.2	0.3
Other, net	(0.1)	0.1
Decrease in advertising expense	0.3	—
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 5, 2012	20.8%	20.8%

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2012, as compared to the prior year periods, mainly due to the impact of menu price increases taken over the past year and changes in product mix. During the twelve weeks ended November 5, 2012, commodity costs for beef products were essentially flat when compared to the prior year period, while commodity costs for flour, chicken and potato products increased and commodity costs for pork, cheese and dairy products decreased. During the forty weeks ended November 5, 2012, commodity costs for chicken, potato and beef products increased, while commodity costs for pork, cheese and dairy products decreased from the comparable prior year period.

Payroll and Other Employee Benefits

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the forty weeks ended November 5, 2012, as compared to the prior year period, due primarily to more efficient use of labor in the restaurants and sales leverage resulting from the same-store sales increase.

Occupancy and Other Costs

Utilities expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, as compared to the prior year period, mainly due to a decrease in electricity usage, a decrease in natural gas usage and rates, and sales leverage caused by the increase in company-operated same-store sales.

General liability insurance expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, as compared to the prior year period, due primarily to unfavorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period and favorable claims reserve adjustments in the prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the forty weeks ended November 5, 2012, as compared to the prior year period, mainly due to decreased spending on building maintenance, contract services and repairs of restaurant equipment, and sales leverage caused by the increase in company-operated same-store sales.

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 5, 2012, as compared to the prior year period, due primarily to sales leverage and certain property and equipment reaching the end of its estimated useful life.

Advertising Expense

Advertising expense as a percentage of company-operated restaurants revenue decreased from 5.7% to 5.5% during the twelve weeks ended November 5, 2012, as compared to the prior year period. The decrease as a percentage of company-operated restaurants revenue was mainly due to lower local print and non-broadcast media spending in the current year period as compared to the prior year period.

Franchised Restaurants

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2012	November 7, 2011	November 5, 2012	November 7, 2011
Franchised restaurants and other revenue:
Royalties	$14,935	$13,753	$49,077	$45,565
Equipment sales	8,646	4,472	22,776	18,682
Rent and other occupancy	2,913	3,095	9,577	10,105
Franchise fees	509	344	1,163	937
Total franchised restaurants and other revenue	$27,003	$21,664	$82,593	$75,289
Franchised restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,961	$2,958	$9,721	$9,744
Equipment distribution center	8,491	4,433	22,886	18,545
Rent and other occupancy	2,359	2,674	8,066	8,601
Total franchised restaurants and other expense	$13,811	$10,065	$40,673	$36,890

Franchised restaurants and other revenue increased $5,339, or 24.6%, to $27,003 during the twelve weeks ended November 5, 2012, as compared to the prior year period. Equipment sales increased $4,174, or 93.3%, to $8,646 from the comparable prior year period, due primarily to an increase in equipment sales to franchisees. Royalty revenues increased $1,182 or 8.6%, to $14,935 from the comparable prior year period, due primarily to a net increase of 13 international and 5 domestic franchised restaurants since the end of the third quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 4.2%.

Franchised restaurants and other revenue increased $7,304, or 9.7%, to $82,593 during the forty weeks ended November 5, 2012, as compared to the prior year period. Equipment sales increased $4,094, or 21.9%, to $22,776 from the comparable prior year period, due primarily to an increase in equipment sales to franchisees. Royalty revenues increased $3,512, or 7.7%, to $49,077 from the comparable prior year period, due primarily to a net increase of 13 international and 5 domestic franchised restaurants since the end of the third quarter of fiscal 2012 and an increase in domestic franchise-operated same-store sales of 4.2%.

Franchised restaurants and other expense increased $3,746, or 37.2%, to $13,811 during the twelve weeks ended November 5, 2012, from the comparable prior year period. Equipment distribution center costs increased $4,058, or 91.5%, to $8,491 from the comparable prior year period due to higher equipment sales.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Franchised restaurants and other expense increased $3,783, or 10.3%, to $40,673 during the forty weeks ended November 5, 2012, from the comparable prior year period. Equipment distribution center costs increased $4,341, or 23.4%, to $22,886 from the comparable prior year period due to higher equipment sales.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels and refreshes, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. In addition, we may elect to redeem up to $60,000 of the principal amount of our Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes during the twelve month period commencing July 15, 2013. Assuming the aggregate outstanding principal amount of our Senior Secured Notes remains unchanged from November 5, 2012, we will be required to make semi-annual interest payments on our Senior Secured Notes of approximately $26,852. As discussed below, our senior secured revolving credit facility (the “Credit Facility”) matures on July 12, 2015 and our Senior Secured Notes mature on July 15, 2018. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of November 5, 2012, we had $139,723 in cash and cash equivalents and $69,397 in available commitments under our Credit Facility to help meet our operating and capital requirements.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of November 5, 2012, we had no outstanding loan borrowings, $30,603 of outstanding letters of credit, and remaining availability of $69,397 under our Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. Our Credit Facility defines our secured leverage ratio as the ratio of our: (1) Total Secured Debt plus eight times our Net Rent less Unrestricted Cash and Permitted Investments; over (2) Adjusted EBITDAR, each as defined in our Credit Facility. In determining our consolidated Total Secured Debt for the purpose of our financial covenants, we include our Senior Secured Notes

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

and other long-term secured debt, capital lease obligations and the portion of the proceeds from financing method sale-leaseback transactions equal to the net book value of the associated properties. As of November 5, 2012, the net book value of the assets associated with financing method sale-leaseback transactions was $112,714. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion of these sale-leaseback transactions. Our Credit Facility defines our interest coverage ratio as the ratio of Adjusted EBITDA to Cash Interest Expense, each as defined in our Credit Facility. As of November 5, 2012, our financial performance covenants did not limit our ability to draw on the remaining availability of $69,397 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of November 5, 2012.

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

Senior Secured Second Lien Notes

On July 16, 2012, we redeemed $60,000 of the principal amount of our Senior Secured Notes at a redemption price of 103% of the principal amount of the Senior Secured Notes pursuant to the terms of the indenture governing the Senior Secured Notes. Subsequent to the redemption and as of November 5, 2012, the remaining aggregate principal amount of our Senior Secured Notes was $472,122. The Senior Secured Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. As of November 5, 2012, the carrying value of the notes was $464,914, which is presented net of the remaining unamortized original issue discount of $7,208. The Senior Secured Notes mature on July 15, 2018.

In accordance with the indenture governing the Senior Secured Notes, we may be required to make offers to repurchase our Senior Secured Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on July 18, 2012, we commenced a tender offer to purchase up to $29,875 of the principal amount of our Senior Secured Notes (the "Tender Offer") at a redemption price of 103%. The Tender Offer expired on August 16, 2012 with no Senior Secured Notes tendered.

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

We were in compliance with the covenants included in the indenture governing the Senior Secured Notes as of November 5, 2012.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

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

Sale-Leaseback Transactions

During the forty weeks ended November 5, 2012, we entered into agreements with independent third parties under which we sold and leased back 62 restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. Closing costs and other fees related to these sale-leaseback transactions are recorded as deferred financing costs and amortized to interest expense over the initial minimum lease term. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property and any unamortized deferred financing costs. During the forty weeks ended November 5, 2012, we received proceeds of $91,063 and capitalized deferred financing costs of $5,210 in connection with these transactions.

The cumulative proceeds received in connection with financing method sale-leaseback transactions of $158,517 and $67,454 are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of November 5, 2012 and January 31, 2012, respectively. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our Condensed Consolidated Balance Sheets, was $112,714 and $48,722 as of November 5, 2012 and January 31, 2012, respectively.

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

CKE Inc. Senior Unsecured PIK Toggle Notes

During fiscal 2012, our parent company, CKE Inc., formerly known as CKE Holdings, Inc., issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Toggle Notes”). The interest on the Toggle Notes, which is paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Toggle Notes or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. CKE Inc. paid the March 15, 2012 and September 15, 2012 interest payments entirely in PIK Interest and has elected to pay the March 15, 2013 interest payment entirely in Cash Interest. A portion of the cash dividend paid by CKE Restaurants, Inc. to CKE Inc. during the forty weeks ended November 5, 2012 is expected to be used by CKE Inc. to make the Cash Interest payment on the Toggle Notes when due on March 15, 2013.

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

Cash Flows

During the forty weeks ended November 5, 2012, cash provided by operating activities was $114,141, an increase of $23,144, or 25.4%, compared with the forty weeks ended November 7, 2011. Net income of $16,093 for the forty weeks ended November 5, 2012 includes certain income and expense items that are excluded in deriving cash flows from operations, including depreciation and amortization expense of $60,954, loss on early extinguishment of our Senior Secured Notes of $3,695, share-based compensation expense of $3,545, amortization of $3,215 for deferred financing costs and discount on notes and a deferred income tax benefit of $17,179. Additionally, changes in our operating assets and liabilities of $40,954 resulted in an increase to cash flows from operations. The amounts of our operating assets and liabilities can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the forty weeks ended November 5, 2012 totaled $36,489, which principally consisted of purchases of property and equipment of $39,357, partially offset by $1,925 of proceeds from the sale of property and equipment and $841 of collections of non-trade notes receivable.

Capital expenditures, including property and equipment purchased in connection with the acquisition of restaurants, were as follows:

	Forty Weeks Ended
	November 5, 2012	November 7, 2011
Remodels:
Carl’s Jr.	$5,310	$2,698
Hardee’s	3,994	9,763
Capital maintenance:
Carl’s Jr.	6,923	9,671
Hardee’s	6,761	10,406
New restaurants and rebuilds:
Carl’s Jr.	8,617	5,828
Hardee’s	860	2,125
Dual-branding:
Carl’s Jr.	35	419
Hardee’s	1,701	1,760
Real estate and franchise acquisitions	3,735	667
Corporate and other	1,458	1,103
Total	$39,394	$44,440

Capital expenditures for the forty weeks ended November 5, 2012, decreased $5,046, or 11.4%, from the comparable prior year period mainly due to decreases of $6,393 in capital maintenance and $3,157 in remodels, partially offset by increases of $3,068 in real estate and franchise acquisitions and $1,524 in new restaurants and rebuilds. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2013.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Cash used in financing activities during the forty weeks ended November 5, 2012 totaled $2,484, which resulted from payment of $61,811 for the early extinguishment of our Senior Secured Notes, payment of $14,400 for dividends on common stock, payment of $6,312 for capital lease obligations, net changes of $5,802 in bank overdrafts and payment of $5,219 for deferred financing costs, which were largely offset by proceeds of $91,063 from financing method sale-leaseback transactions.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of November 5, 2012, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,757 for our Hardee’s reporting unit. During the fourth quarter of fiscal 2012, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values by more than 20%. The excess of the fair value as compared to the carrying value was attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test, and improvements in operating results and cash flows. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of November 5, 2012 our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. During the fourth quarter of fiscal 2012, we performed our impairment test for trademarks / tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

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
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Estimated Liability for Self-Insurance

If we experience a higher than expected number of claims or the costs of claims rise more than the estimates used by management, developed with the assistance of our actuary, our reserves would require adjustment and we would be required to adjust the expected losses upward and increase our future self-insurance expense.

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of November 5, 2012 and January 31, 2012, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $43,149 and $41,466, respectively.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2013 Comparisons with Fiscal 2012

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 5, 2012 and November 7, 2011, and for the remainder of fiscal 2013.

Commodity Costs

The cost of food commodities has increased over the last three years, and we expect that there will be pricing pressure on some of our key ingredients, most notably beef, chicken, pork and dairy products during fiscal 2014. In recent years, the U.S. cattle inventory has been reduced, and we expect this to result in upward pricing pressure on the cost of beef in the future. Although the rate of inflation on beef and our other key ingredients has slowed during recent quarters, this trend may not be sustainable due to the impact of a severe summer drought in the United States, which has caused an increase in the cost of livestock feed. Additionally, due to higher feed costs, the U.S. Department of Agriculture has forecasted reductions in chicken and pork production during calendar year 2013. These and other factors could lead to future increases in commodity costs, which may adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing. See further discussion in "Quantitative and Qualitative Disclosures About Market Risk" included in Item 3 of Part I of this Quarterly Report on Form 10-Q.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Sale-Leaseback Transactions

During the forty weeks ended November 5, 2012 and fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 62 and 47 restaurant properties, respectively. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. As of November 5, 2012, the net book value of the assets associated with these transactions was $112,714. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the proceeds received over the remaining net book value of the associated restaurant property. As of November 5, 2012, the cumulative proceeds received of $158,517 exceeded the net book value of the associated restaurant properties by $45,803. We expect that we will sell and leaseback additional restaurant properties in future quarters; however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 5 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

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
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
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

Certain Financial Information of CKE Inc.

During fiscal 2012, CKE Inc. issued $200,000 aggregate principal amount of Toggle Notes. CKE Inc. paid the March 15, 2012 and September 15, 2012 interest payments entirely in PIK Interest and will pay the March 15, 2013 interest payment entirely in Cash Interest. A portion of the cash dividend paid by CKE Restaurants, Inc. to CKE Inc. during the forty weeks ended November 5, 2012 is expected to be used by CKE Inc. to make the Cash Interest payment on the Toggle Notes when due on March 15, 2013. During fiscal 2012, CKE Restaurants purchased $9,948 principal amount of Toggle Notes for $8,362. As of November 5, 2012, CKE held a total of $11,099 principal amount of Toggle Notes (the "Purchased Toggle Notes") including PIK Interest payments after the initial purchase.

We have not guaranteed the obligations of CKE Inc. under the Toggle Notes, nor have we pledged any of our assets or stock as collateral for the Toggle Notes. The covenants included within the indenture governing our Senior Secured Notes and our Credit Facility are not directly impacted by the obligations of CKE Inc.

As of November 5, 2012, the principal amount of CKE Inc.’s total long-term debt on a stand-alone basis was $235,754, including the $11,099 principal amount of the Purchased Toggle Notes and the PIK Interest payments that have been added to the principal amount of the Toggle Notes. As of November 5, 2012, the carrying value of CKE Inc.’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Toggle Notes, was $232,791 which is presented net of the unamortized portion of the original issue discount of $2,963. During the twelve weeks ended November 5, 2012 and November 7, 2011, and the forty weeks ended November 5, 2012 and November 7, 2011, CKE Inc. incurred interest expense of $6,295, $5,727, $20,201 and $15,795, respectively, on a stand-alone basis. CKE Inc.’s consolidated interest expense was $23,379, $23,032, $78,265 and $75,311 during the twelve weeks ended November 5, 2012 and November 7, 2011, and the forty weeks ended November 5, 2012 and November 7, 2011, respectively. Since the Purchased Toggle Notes continue to be held by CKE Restaurants, $297, $110, $950 and $110 of CKE Inc.’s stand-alone interest expense, which is associated with the Purchased Toggle Notes, has been eliminated in CKE Inc.’s consolidated interest expense during the twelve weeks ended November 5, 2012 and November 7, 2011, and the forty weeks ended November 5, 2012 and November 7, 2011, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
(Dollars in thousands)

Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in interest rates, commodity prices, labor costs, energy costs and other expenses; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in our strategy; risks associated with implementing our growth strategy, including opening new domestic and international restaurants; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the effectiveness of our marketing and advertising programs; the seasonality of our operations; the effect of increasing labor costs including health care related costs; increased insurance and/or self-insurance costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the adverse effect of litigation in the ordinary course of business; a significant failure, interruption or security breach of our computer systems or information technology; catastrophic events including war, terrorism and other international conflicts, public health issues or natural causes; the potentially conflicting interests of our controlling stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed in "Risk Factors" included in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, which was filed with the SEC on April 11, 2012, and in our other filings with the SEC.

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

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of November 5, 2012, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the United States relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our international franchisees. As of November 5, 2012, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the forty weeks ended November 5, 2012, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised restaurants and other revenue would have decreased $1,525.

Commodity Price Risk

We, along with our franchisees, purchase large quantities of food, packaging and supplies. The predominant food commodities purchased by our restaurants include beef, potatoes, chicken, pork, wheat flour, dairy, cheese, produce and soybean oil. The cost of food commodities has increased over the last three years, resulting in upward pricing pressure on many of our raw ingredients. In recent years, the U.S. cattle inventory has been reduced, and we expect this to result in upward pricing pressure on the cost of beef in the future. Additionally, we expect the cost of food commodities to be adversely impacted by a severe summer drought in the United States. Prices for corn, soybeans and wheat, which are the primary feed for livestock, have escalated to record or near record highs as a result of the drought. Due to higher feed costs, the U.S. Department of Agriculture ("USDA") has forecasted reductions in chicken and pork production during calendar year 2013. The USDA estimated that, as a result of the drought, which it said is the worst drought to affect the United States since the 1950's, the price of beef may rise as much as four percent, and retail food costs in total, including poultry and pork, may increase between three and four percent, in calendar year 2013. As a result of these and other factors, we expect inflationary pricing pressure on many of our key ingredients, most notably beef, chicken, pork and dairy products, during fiscal 2014.

Like all restaurant companies, we are susceptible to commodity price risks as a result of factors beyond our control, such as general economic conditions, significant variations in supply and demand, seasonal fluctuations, weather conditions, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, commodity market speculation and government regulations. For example, the cost of beef, our largest commodity expenditure and the only commodity that accounts for more than twenty percent of our total food and packaging costs, has increased over the past three years primarily as a result of a reduction in the U.S. cattle inventory. We expect that it may take several years for the U.S. cattle inventory to recover.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 5, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 5, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our profitability depends in part on our ability to anticipate and react to changes in food, packaging and supply costs. We, along with our franchisees, purchase large quantities of food, packaging and supplies; and like all restaurant companies, we are susceptible to increases in food, packaging and supply costs as a result of factors beyond our control, such as general economic conditions, supplier financial or solvency issues, significant variations in supply and demand, seasonal fluctuations, weather conditions, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, commodity market speculation, government regulations, labor stoppages and strikes, and natural disasters. Since we have a higher concentration of company-operated restaurants than many of our competitors, we may have greater volatility in our operating costs than those competitors who are more heavily franchised.

The predominant food commodities purchased by our restaurants include beef, potatoes, chicken, pork, wheat flour, dairy, cheese, produce, and soybean oil. The cost of food commodities has increased over the last three years, resulting in upward pricing pressure on many of our raw ingredients. In recent years, the U.S. cattle inventory has been reduced, and we expect this to result in upward pricing pressure on the cost of beef in the future. Additionally, we expect the cost of food commodities to be adversely impacted by a severe summer drought in the United States. Prices for corn, soybeans and wheat, which are the primary feed for livestock, have escalated to record or near record highs as a result of the drought. The U.S. Department of Agriculture estimated that, as a result of the drought, which it said is the worst drought to affect the United States since the 1950's, the price of beef may rise as much as four percent, and retail food costs in total, including poultry and pork, may increase between three and four percent, in calendar year 2013. As a result of these and other factors, we expect inflationary pricing pressure on some of our key ingredients, most notably beef, chicken, pork and dairy products, during fiscal 2014. Material increases in the prices of the ingredients most critical to our menu, particularly beef and other protein products, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

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

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas to have a disproportionate impact on our overall results of operations. As of November 5, 2012, we and our franchisees operated restaurants in 42 states and 27 foreign countries. By number of restaurants, our domestic operations are most concentrated in California, North Carolina and Virginia, and our international franchisees are most concentrated in Mexico, the Middle East and Central Asia. Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future. In particular, continuing high unemployment rates in California, especially among our core customer demographic of young men, has had, and may continue to have, a negative impact on our results of operations. In addition, economic, political, legal and other conditions in Mexico, the Middle East and Central Asia, where a significant number of our international franchisees are located, could have an adverse impact on the operations of such international franchisees and, accordingly, could negatively impact our ability to execute our international growth strategy.

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

CKE RESTAURANTS, INC.

Date:	December 12, 2012	/s/ Reese Stewart
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